Form 10-Q
period 2008-11-30
Bomps Mining, Inc.
filed 2009-02-17
CIK 1445941

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2008

                        Commission File Number 333-156383


                               BOMPS MINING, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                             10884 North 117th Place
                              Scottsdale, AZ 85259
          (Address of principal executive offices, including zip code)

                                 1-480-451-7056
                     (Telephone number, including area code)

                                    Copy to:
                              Robert C. Weaver, Jr.
                                 721 Devon Court
                               San Diego, CA 92109
                     Phone (858)488-4433 Fax (858) 488-2555

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of February 12, 2009.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended November 30, 2008, prepared by the company, immediately follow.

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                                 Balance Sheets

                                                                           November 30,        August 31,
                                                                              2008               2008
                                                                            --------           --------
                                                                           (Unaudited)
ASSETS

Current Assets
  Cash                                                                      $  7,071           $  7,606
                                                                            --------           --------
Total Current Assets                                                           7,071              7,606
                                                                            --------           --------

      Total Assets                                                          $  7,071           $  7,606
                                                                            ========           ========

LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts Payable                                                            $  2,425           $     --
                                                                            --------           --------
Current liabilities                                                            2,425                 --
                                                                            --------           --------
STOCKHOLDER'S EQUITY
  Common stock: $0.0001 par value; 80,000,000 authorized;
   3,000,000 common shares issued and outstanding at
   November 30, 2008 and August 31, 2008                                         300                300
  Additional paid in capital                                                  14,700             14,700
  Accumulated deficit during exploration stage                               (10,354)            (7,394)
                                                                            --------           --------
Total stockholder's equity                                                     4,646              7,606
                                                                            --------           --------

      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                            $  7,071           $  7,606
                                                                            ========           ========


   The accompanying notes are an integral part of these financial statements.

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)

                                                                                 July 16, 2008
                                                             Three Months      (Date of Inception)
                                                                Ended               through
                                                             November 30,         November 30,
                                                                 2008                 2008
                                                              ----------           ----------
Revenue                                                       $       --           $       --
                                                              ----------           ----------

Cost of revenue                                                       --                   --

Gross profit                                                          --                   --
General, selling, and administrative expenses                      2,960                3,354
Mineral Expenditures                                                  --                7,000
                                                              ----------           ----------

Operating loss                                                    (2,960)             (10,354)

Non-operating income (expense)                                        --                   --

Net loss                                                      $   (2,960)          $  (10,354)
                                                              ==========           ==========

Net loss per share, basic and diluted                         $    (0.00)          $    (0.00)
                                                              ==========           ==========

Weighted average number of common shares outstanding           3,000,000            3,000,000
                                                              ----------           ----------


   The accompanying notes are an integral part of these financial statements.

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                        STATEMENT OF STOCKHOLDER'S EQUITY
                                   (Unaudited)
                From Inception July 16, 2008 to November 30, 2008

                                                                                       Deficit
                                                                                     Accumulated
                                                                                       During
                                                  Common Stock           Paid in     Exploration       Total
                                             Shares         Amount       Capital        Stage          Equity
                                             ------         ------       -------        -----          ------
Common Shares issued to founders
 @ $0.005 per share, par value .0001        3,000,000       $  300       $ 14,700      $     --       $ 15,000

Net loss, August 31, 2008                                                                (7,394)        (7,394)
                                           ----------       ------       --------      --------       --------

Balance, August 31, 2008                    3,000,000          300         14,700        (7,394)         7,606
                                           ==========       ======       ========      ========       ========

Net loss, November 30, 2008                                                              (2,960)        (2,960)
                                           ----------       ------       --------      --------       --------

Balance, November 30, 2008                  3,000,000       $  300       $ 14,700      $(10,354)      $  4,646
                                           ==========       ======       ========      ========       ========


   The accompanying notes are an integral part of these financial statements.

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                July 16, 2008
                                                           Three Months       (Date of Inception)
                                                              Ended                through
                                                           November 30,          November 30,
                                                               2008                  2008
                                                             --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $ (2,960)             $(10,354)
  Increase in Accounts payable                                  2,425                    --
                                                             --------              --------
NET CASH USED IN OPERATING ACTIVITIES                            (535)              (10,354)
                                                             --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES                               --                    --
                                                             --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                         --                15,000
                                                             --------              --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          --                15,000
                                                             --------              --------

NET INCREASE IN CASH                                             (535)                4,646

Cash at Beginning of Period                                     7,606                    --
                                                             --------              --------

CASH AT END OF PERIOD                                        $  7,071              $  4,646
                                                             ========              ========

Supplemental Information and Non-Monetary Transactions

Cash paid for:
  Interest expense                                           $     --              $     --
                                                             ========              ========
  Income taxes                                               $     --              $     --
                                                             ========              ========


The accompanying notes are an integral part of these financial statements.

                                BOMPS MINING INC.
                        (An Exploration Stage Enterprise)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2008


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

BOMPS MINING, INC. (the Company) was incorporated on July 16, 2008 under the laws of the State of Delaware. The Company is primarily engaged in the acquisition and exploration of mining properties.

The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," is considered an Exploration Stage Enterprise. The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

CASH

For the Statement of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of November 30, 2008 and August 31, 2008.

MINERAL PROPERTY ACQUISITION AND EXPLORATION COSTS

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties.

DEPRECIATION, AMORTIZATION AND CAPITALIZATION

The Company records depreciation and amortization, when appropriate, using straight-line method over the estimated useful lives of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the

                                BOMPS MINING INC.
                        (An Exploration Stage Enterprise)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2008


property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

INCOME TAXES

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and clarified by FASB Interpretation Number ("FIN") 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". Under Statement 109, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial accounting Standards Statement No. 107, "Disclosures about Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

EARNINGS PER SHARE INFORMATION

The Company computes per share information in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during such period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

SHARE BASED EXPENSES

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "Share Based Payment." This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement

                                BOMPS MINING INC.
                        (An Exploration Stage Enterprise)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2008


also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

NOTE 3 - PROVISION FOR INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 - Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period. The Company has not been in business a long enough period to file tax returns.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company is not presently involved in any litigation.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" (SFAS No. 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity's financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity's liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.

                                BOMPS MINING INC.
                        (An Exploration Stage Enterprise)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2008


In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements", this statement requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent's ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, "Business Combinations", (SFAS No. 141R"). This statement changes the accounting for business combinations. Under this statement, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. This statement changes the accounting treatment and disclosure for certain specific items in a business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing generally accepted accounting principles (GAAP) until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter "SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the

                                BOMPS MINING INC.
                        (An Exploration Stage Enterprise)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2008


opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operations.

NOTE 6 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $10,354 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

The sole officer and director of the Company, will not be paid for any underwriting services that she performs on behalf of the Company with respect to the Company's current S-1 offering. She will also not receive any interest on any funds that she advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

                                BOMPS MINING INC.
                        (An Exploration Stage Enterprise)
                    Notes to Financial Statements (Unaudited)
                                November 30, 2008


NOTE 8 - STOCKHOLDER'S EQUITY

The stockholder's equity section of the Company contains the following classes of capital stock as of November 30, 2008:

Common Stock, $0.0001 par value: 80,000,000 shares authorized; 3,000,000 shares issued and outstanding.

On August 31, 2008 the Company issued a total of 3,000,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $15,000.

As of November 30, 2008 the Company had 3,000,000 shares of common stock issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This quarterly report on Form 10-Q contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this quarterly report are good faith estimates of management as of the date of this quarterly report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons.

BOMPS MINING, INC.

Bomps Mining, Inc. was incorporated in the State of Delaware on July 16, 2008 to engage in the acquisition, exploration and development of natural resource properties. We intend to use the net proceeds from an offering of registered shares to develop our business operations. We are an exploration stage company with no revenues or operating history. The principal executive offices are located at 10884 N 117th Place, Scottsdale, AZ 85259. The telephone number is
(480) 451-7056.

We received our initial funding of $15,000 through the sale of common stock to our officer and director, Ms. Ertz, who purchased 3,000,000 shares of our common stock at $0.005 per share on July 16, 2008. Our independent auditor has issued an audit opinion for Bomps Mining, Inc. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We currently own a 100% undivided interest in a mineral property, the Zag 5-8 Mineral Claims (known as the "Zag Property"). The Zag Property consists of an area of 82.64 acres located in the Weepah Hills Area, Esmeralda County, Nevada. Title to the Zag Property is held by Bomps Mining, Inc. Our plan of operation is to conduct mineral exploration activities on the property in order to assess whether it contains mineral deposits capable of commercial extraction.

We have not earned any revenues to date and we do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property. Moreover, if such deposits are discovered, there is no guarantee that we will enter into further substantial exploration programs.

There is no current public market for our securities. As our stock is not publicly traded, investors should be aware they probably will be unable to sell their shares and their investment in our securities is not liquid.

PLAN OF OPERATION

Our plan of operation for the twelve months following the completion of our offering is to complete the first two phases of the exploration program on our claims consisting of geological mapping, soil sampling and rock sampling. In addition to the $8,000 we anticipate spending for Phase 1 and $9,000 on Phase 2 of the exploration program as outlined below, we anticipate spending an additional $17,000 on professional fees and complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $34,000. If we experience a shortage of funds prior to funding during the next 12 months, we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for professional fees and operation expenses, however, she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We will require the funds from our offering to proceed.

We engaged Mr. James W. McLeod, P. Geo., to prepare a geological evaluation report on the Zag Property. Mr. McLeod's report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration in the claim areas. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims. The exploration program recommended by Mr. McLeod is as follows:

   Phase                  Exploration Program                 Cost                        Status
   -----                  -------------------                 ----                        ------
Phase 1      Detailed Prospecting, mapping and soil          $ 8,000      Expected to be completed in winter, 2009
             geochemistry.  The timeline for                              (depending on consulting geologist's
             accomplishing this phase of fieldwork                        schedule).
             including the turn-around time on analyses
             is approximately two months.

Phase 2      Magnetometer and VLF electromagnetic, grid      $ 9,000      Expected to be completed in spring, 2010
             controlled surveys over the areas of                         (depending on the results of Phase 1, and
             interest determined by the Phase 1 survey.                   consulting geologist's schedule).
             Included in this estimated cost is
             transportation, accommodation, board, grid
             installation, two geophysical surveys, maps
             and report

Phase 3      Induced polarization survey over grid           $25,000      Dependent on the results of Phase 2, and
             controlled anomalous area of interest                        consulting geologist's schedule.
             outlined by Phase 1 and 2 fieldwork.  Hoe or
             bulldozer trenching, mapping and sampling of
             bedrock anomalies. Includes assays, maps and
             reports.

             TOTAL ESTIMATED COST                            $42,000

If we are successful in raising the funds from our offering we plan to commence Phase 1 of the exploration program on the claims in the winter of 2009. We have a verbal agreement with James McLeod, the consulting geologist, who prepared the geology report on our claims, to retain his services for our planned exploration program. We expect this phase to take two weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report. If Phase 1 of the exploration program is successful, we anticipate commencing Phase 2 in the spring of 2010. We expect this phase to take three weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase two of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase three of our exploration program if we are able to raise the funds necessary. The estimated cost of this program is $25,000 and will take approximately 4 weeks to complete and an additional three to four months for the consulting geologist to receive the results from the assay lab and prepare his report.

Subject to financing, we anticipate commencing the third phase sometime after Phase 1 and Phase 2 have been complete; the timing will depend on the consulting geologist's schedule. We will require additional funding to proceed with phase three and any subsequent work on the claims, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us on which to base an evaluation of our performance. We are an exploration stage company and have not generated revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our property, and possible cost overruns due to increases in the cost of services.

To become profitable and competitive, we must conduct the exploration of our properties before we start into production of any minerals we may find. We are seeking funding from our offering to provide the capital required for the first two phases of our exploration program. We believe that the funds from our offering will allow us to operate for one year.

We have no assurance that future financing will materialize. If that financing is not available to us for the third phase of our exploration program we may be unable to continue.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at November 30, 2008 was $7,071 with outstanding liabilities of $2,425. To meet our need for cash we are attempting to raise money from our offering. We cannot guarantee that we will be able to sell all the shares required. If we are successful any money raised will be applied to the items set forth above. If the first two phases of our exploration program are successful in identifying mineral deposits we will attempt to raise the necessary funds to proceed with phase three, and any subsequent drilling and extraction. The sources of funding we may consider to fund this work include a second public offering, a private placement of our securities or loans from our director or others.

Our director has agreed to advance funds as needed until the offering is completed or failed and has agreed to pay the cost of reclamation of the property should exploitable minerals not be found and we abandon the third phase of our exploration program and there are no remaining funds in the company. While she has agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law.

The property in the Company's portfolio, on which the net proceeds of the offering will be spent, is the Zag 5-8 Mineral Claims. We have not carried out any exploration work on the claims and have incurred no exploration costs.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We received our initial funding of $15,000 through the sale of common stock to Kris Ertz, our officer and director, who purchased 3,000,000 shares of our common stock at $0.005 per share on July 16, 2008. We incurred operating expenses of $2,960 for the three months ended November 30, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the Securities and Exchange Commission. Our financial statements from inception (July 16, 2008) through the period ended November 30, 2008 report no revenues and a net loss of $10,354. As we were incorporated in July 2008, there are no comparative figures from previous years.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

     Exhibit No.                        Description
     -----------                        -----------

         3.1         Articles of Incorporation*
         3.2         Bylaws*
        31.1         Sec. 302 Certification of Principal Executive Officer
        31.2         Sec. 302 Certification of Principal Financial Officer
        32.1         Sec. 906 Certification of Principal Executive Officer
        32.2         Sec. 906 Certification of Principal Financial Officer

----------
* Exhibit is incorporated by reference and can be found in its entirety in our Registration Statement on Form S-1 (SEC File Number 333-156383) on the website at www.sec.gov

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf in Scottsdale, AZ, by the undersigned, thereunto duly authorized.

February 12, 2009            Registrant: Bomps Mining, Inc.


                             By: /s/ Kris Ertz
                                ------------------------------------------------
                                Kris Ertz, Director, President, Secretary,
                                Treasurer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)