Form 10-Q
period 2009-02-28
Bomps Mining, Inc.
filed 2009-04-14
CIK 1445941

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of April 9, 2009.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended February 28, 2009, prepared by the company, immediately follow.

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                                 Balance Sheets

                                                                   February 28,        August 31,
                                                                      2009               2008
                                                                    --------           --------
                                                                   (Unaudited)
ASSETS

Current Assets
  Cash                                                              $  1,199           $  7,606
                                                                    --------           --------
Total Current Assets                                                   1,199              7,606
                                                                    --------           --------

      Total Assets                                                  $  1,199           $  7,606
                                                                    ========           ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Accounts Payable                                                    $  1,500           $     --
                                                                    --------           --------
Current liabilities                                                    1,500                 --
                                                                    --------           --------
STOCKHOLDER'S EQUITY (DEFICIT)
  Common stock: $0.0001 par value; 80,000,000 authorized;
   3,000,000 common shares issued and outstanding at
   February 28, 2008 and August 31, 2008                                 300                300
  Additional paid in capital                                          14,700             14,700
  Accumulated deficit during exploration stage                       (15,301)            (7,394)
                                                                    --------           --------
Total stockholder's equity (deficit)                                    (301)             7,606
                                                                    --------           --------

      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)          $  1,199           $  7,606
                                                                    ========           ========


   The accompanying notes are an integral part of these financial statements.

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)

                                                                                                       July 16, 2008
                                                              Three Months          Six Months      (Date of Inception)
                                                                 Ended                Ended              through
                                                              February 28,         February 28,         February 28,
                                                                 2009                 2009                 2009
                                                              ----------           ----------           ----------
Revenue                                                       $       --           $       --           $       --
                                                              ----------           ----------           ----------

Cost of revenue                                                       --                   --                   --

Gross profit                                                          --                   --                   --
General, selling, and administrative expenses                      4,947                7,907                8,301
Mineral Expenditures                                                  --                   --                7,000
                                                              ----------           ----------           ----------

Operating loss                                                    (4,947)              (7,907)             (15,301)

Non-operating income (expense)                                        --                   --                   --
                                                              ----------           ----------           ----------

Net loss                                                      $   (4,947)          $   (7,907)          $  (15,301)
                                                              ==========           ==========           ==========

Net loss per share, basic and diluted                         $    (0.00)          $    (0.00)          $    (0.01)
                                                              ==========           ==========           ==========

Weighted average number of common shares outstanding           3,000,000            3,000,000            3,000,000
                                                              ==========           ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                   Statement of Stockholder's Equity (Deficit)
                                   (Unaudited)
                From Inception July 16, 2008 to February 28, 2009

                                                                                       Deficit
                                                                                     Accumulated
                                                                                       During          Total
                                                  Common Stock           Paid in     Exploration       Equity
                                             Shares         Amount       Capital        Stage         (Deficit)
                                             ------         ------       -------        -----         ---------
Common Shares issued to founders
 @ $0.005 per share                         3,000,000       $  300       $ 14,700      $     --       $ 15,000

Net loss, August 31, 2008                                                                (7,394)        (7,394)
                                           ----------       ------       --------      --------       --------

Balance, August 31, 2008                    3,000,000       $  300       $ 14,700        (7,394)      $  7,606
                                           ==========       ======       ========      ========       ========

Net loss, February 28, 2009                                                              (7,907)        (7,907)
                                           ----------       ------       --------      --------       --------

Balance, February 28, 2009                  3,000,000       $  300       $ 14,700      $(15,301)      $   (301)
                                           ==========       ======       ========      ========       ========


   The accompanying notes are an integral part of these financial statements.

                        (An Exploration Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                  July 16, 2008
                                                           Three Months        Six Months      (Date of Inception)
                                                              Ended              Ended              through
                                                           February 28,       February 28,         February 28,
                                                              2009               2009                 2009
                                                            --------           --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $ (4,947)          $ (7,907)            $(15,301)
  Increase in Accounts payable                                  (925)             1,500                1,500
                                                            --------           --------             --------
NET CASH USED IN OPERATING ACTIVITIES                         (5,872)            (6,407)             (13,801)
                                                            --------           --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES                              --                 --                   --
                                                            --------           --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                        --                 --               15,000
                                                            --------           --------             --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         --                 --               15,000
                                                            --------           --------             --------

Net increase in cash                                          (5,872)            (6,407)               1,199

Cash at Beginning of Period                                    7,071              7,606                   --
                                                            --------           --------             --------

CASH AT END OF PERIOD                                       $  1,199           $  1,199             $  1,199
                                                            ========           ========             ========

Supplemental Information and Non-Monetary Transactions

Cash paid for:
  Interest expense                                          $     --           $     --             $     --
                                                            ========           ========             ========
  Income taxes                                              $     --           $     --             $     --
                                                            ========           ========             ========


   The accompanying notes are an integral part of these financial statements.

                                Bomps Mining Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)
                                February 28, 2009


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

CASH

For the Statement of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of February 28, 2009 and August 31, 2008.

MINERAL PROPERTY ACQUISITION AND EXPLORATION COSTS

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties.

DEPRECIATION, AMORTIZATION AND CAPITALIZATION

The Company records depreciation and amortization, when appropriate, using straight-line method over the estimated useful lives of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as

                                Bomps Mining Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)
                                February 28, 2009


incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

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

SHARE BASED EXPENSES

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "Share Based Payment." This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash

                                Bomps Mining Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)
                                February 28, 2009


Flows." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

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

                                Bomps Mining Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)
                                February 28, 2009


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

                                Bomps Mining Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)
                                February 28, 2009


In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter "SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operations.

NOTE 6 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $15,301 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

                                Bomps Mining Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)
                                February 28, 2009


The sole officer and director of the Company, will not be paid for any underwriting services that she performs on behalf of the Company with respect to the Company's current S-1 offering. She will also not receive any interest on any funds that she advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

NOTE 8 - STOCKHOLDER'S EQUITY

The stockholder's equity section of the Company contains the following classes of capital stock as of February 28, 2009:

Common Stock, $ 0.0001 par value: 80,000,000 shares authorized; 3,000,000 shares issued and outstanding.

On August 31, 2008 the Company issued a total of 3,000,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $ 15,000.

As of February 28, 2009 the Company had 3,000,000 shares of common stock issued and outstanding.

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

Phase 3      Induced polarization survey over grid           $25,000      Dependent on the results of Phase 2, and
             controlled anomalous area of interest                        consulting geologist's schedule.
             outlined by Phase 1 and 2 fieldwork.  Hoe or
             bulldozer trenching, mapping and sampling of
             bedrock anomalies. Includes assays, detailed
             maps and reports.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 28, 2009 was $1,199 with outstanding liabilities of $1,500. To meet our need for cash we are attempting to raise money from our offering. We cannot guarantee that we will be able to sell all the shares required. If we are successful any money raised will be applied to the items set forth above. If the first two phases of our exploration program are successful in identifying mineral deposits we will attempt to raise the necessary funds to proceed with phase three, and any subsequent drilling and extraction. The sources of funding we may consider to fund this work include a second public offering, a private placement of our securities or loans from our director or others.

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

We received our initial funding of $15,000 through the sale of common stock to Kris Ertz, our officer and director, who purchased 3,000,000 shares of our common stock at $0.005 per share on July 16, 2008. We incurred operating expenses of $4,947 for the three months ended February 28, 2009. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the Securities and Exchange Commission. Our financial statements from inception (July 16, 2008) through the period ended February 28, 2009 report no revenues and a net loss of $15,301. As we were incorporated in July 2008, there are no comparative figures from previous years.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in Bomp Mining Inc.'s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2009.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that Bomp Mining Inc.'s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Bomp Mining Inc.'s internal controls over financial reporting during the quarter ended February 28, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

April 9, 2009       Registrant:  Bomps Mining, Inc.


                    By: /s/ Kris Ertz
                        --------------------------------------------------------
                        Kris Ertz, Director, President, Secretary, Treasurer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)