Form 10-Q
period 2009-05-31
Bomps Mining, Inc.
filed 2009-07-01
CIK 1445941

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009

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

                             Telephone1-480-451-7056
                            Facsimile 1-443-458-7056
                     (Telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of June 30, 2009.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended May 31, 2009, prepared by the company, immediately follow.

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                                 Balance Sheets

                                                                     May 31,           August 31,
                                                                      2009               2008
                                                                    --------           --------
                                                                   (Unaudited)
ASSETS

Current Assets
  Cash                                                              $    334           $  7,606
                                                                    --------           --------
Total Current Assets                                                     334              7,606
                                                                    --------           --------

      Total Assets                                                  $    334           $  7,606
                                                                    ========           ========

LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY

Accounts Payable                                                       1,500                 --
Loan from Director                                                     1,700                 --
                                                                    --------           --------
Current liabilities                                                 $  3,200           $     --
                                                                    --------           --------
STOCKHOLDER'S (DEFICIT) EQUITY
  Common stock: $0.0001 par value; 80,000,000 authorized;
   3,000,000 common shares issued and outstanding at
   May 31, 2009 and August 31, 2008                                      300                300
  Additional paid in capital                                          14,700             14,700
  Accumulated deficit during exploration stage                       (17,866)            (7,394)
                                                                    --------           --------
Total stockholder's (deficit) equity                                  (2,866)             7,606
                                                                    --------           --------

      TOTAL LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY          $    334              7,606
                                                                    ========           ========


   The accompanying notes are an integral part of these financial statements.

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)

                                                                                              July 16, 2008
                                                         Three Months       Nine Months    (Date of Inception)
                                                            Ended             Ended             through
                                                            May 31,           May 31,            May 31,
                                                             2009              2009               2009
                                                          ----------        ----------         ----------
Revenue                                                   $       --        $       --         $       --
                                                          ----------        ----------         ----------

Cost of revenue                                                   --                --                 --

Gross profit                                                      --                --                 --
General, selling, and administrative expenses                  2,565            10,472             10,866
Mineral Expenditures                                              --                --              7,000
                                                          ----------        ----------         ----------

Operating loss                                                (2,565)          (10,472)           (17,866)

Non-operating income (expense)                                    --                --                 --
                                                          ----------        ----------         ----------

Net loss                                                  $   (2,565)       $  (10,472)        $  (17,866)
                                                          ==========        ==========         ==========

Net loss per share, basic and diluted                     $    (0.00)       $    (0.00)
                                                          ==========        ==========

Weighted average number of common shares outstanding       3,000,000         3,000,000
                                                          ==========        ==========


   The accompanying notes are an integral part of these financial statements.

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                                   (Unaudited)
                  From Inception July 16, 2008 to May 31, 2009

                                                                                       Deficit
                                                                                     Accumulated
                                                                                       During          Total
                                                  Common Stock           Paid in     Exploration       Equity
                                             Shares         Amount       Capital        Stage         (Deficit)
                                             ------         ------       -------        -----         ---------
Common Shares issued to founders
 @ $0.005 per share                         3,000,000       $  300       $ 14,700      $     --       $ 15,000

Net loss, August 31, 2008                          --           --             --        (7,394)        (7,394)
                                           ----------       ------       --------      --------       --------

Balance, August 31, 2008                    3,000,000       $  300       $ 14,700        (7,394)      $  7,606
                                           ==========       ======       ========      ========       ========

Net loss, May 31, 2009                             --           --             --       (10,472)       (10,472)
                                           ----------       ------       --------      --------       --------

Balance, May 31, 2009                       3,000,000       $  300       $ 14,700      $(17,866)      $ (2,866)
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

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                               July 16, 2008
                                                         Three Months        Nine Months    (Date of Inception)
                                                            Ended              Ended             through
                                                            May 31,            May 31,            May 31,
                                                             2009               2009               2009
                                                           --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $ (2,565)          $(10,472)          $(17,866)
  Increase in Accounts payable                                   --              1,500              1,500
                                                           --------           --------           --------
NET CASH USED IN OPERATING ACTIVITIES                        (2,565)            (8,972)           (16,366)
                                                           --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                             --                 --                 --
                                                           --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in loan from director                              1,700              1,700              1,700
  Issuance of common stock                                       --                 --             15,000
                                                           --------           --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     1,700              1,700             16,700
                                                           --------           --------           --------

Net increase in cash                                           (865)            (7,272)               334

Cash at Beginning of Period                                   1,199              7,606                 --
                                                           --------           --------           --------

CASH AT END OF PERIOD                                      $    334           $    334           $    334
                                                           ========           ========           ========

Supplemental Information and Non-Monetary Transactions

Cash paid for:
  Interest expense                                         $     --           $     --           $     --
                                                           ========           ========           ========
  Income taxes                                             $     --           $     --           $     --
                                                           ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                                BOMPS MINING INC.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)
                                  May 31, 2009


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

CASH

For the Statement of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of May 31, 2009 and August 31, 2008.

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

                                BOMPS MINING INC.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)
                                  May 31, 2009


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

                                BOMPS MINING INC.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)
                                  May 31, 2009


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

                                BOMPS MINING INC.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)
                                  May 31, 2009


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

                                BOMPS MINING INC.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)
                                  May 31, 2009


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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $17,866 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

                                BOMPS MINING INC.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)
                                  May 31, 2009


The sole officer and director of the Company, will not be paid for any underwriting services that she performs on behalf of the Company with respect to the Company's current S-1 offering. She will also not receive any interest on any funds that she advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

While the company is seeking additional capital the director has advanced funds to the company to pay any cost incurred by it. These funds are interest free. The balance due to the director was $1,700 on May 31, 2009.

NOTE 8 - STOCKHOLDER'S EQUITY

The stockholder's equity section of the Company contains the following classes of capital stock as of May 31, 2009:

Common Stock, $ 0.0001 par value: 80,000,000 shares authorized; 3,000,000 shares issued and outstanding.

On August 31, 2008 the Company issued a total of 3,000,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $15,000.

As of May 31, 2009 the Company had 3,000,000 shares of common stock issued and outstanding.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2009 was $334 with outstanding liabilities of $3,200. To meet our need for cash we are attempting to raise money from our offering. We cannot guarantee that we will be able to sell all the shares required. If we are successful any money raised will be applied to the items set forth above. If the first two phases of our exploration program are successful in identifying mineral deposits we will attempt to raise the necessary funds to proceed with phase three, and any subsequent drilling and extraction. The sources of funding we may consider to fund this work include a second public offering, a private placement of our securities or loans from our director or others.

Our director has agreed to advance funds as needed until the offering is completed or failed and has agreed to pay the cost of reclamation of the property should exploitable minerals not be found and we abandon the third phase of our exploration program and there are no remaining funds in the company. While she has agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law. To date she has loaned the company $1,700 for which there are no specific terms of repayment.

The property in the Company's portfolio, on which the net proceeds of the offering will be spent, is the Zag 5-8 Mineral Claims. We have not carried out any exploration work on the claims and have incurred no exploration costs.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We received our initial funding of $15,000 through the sale of common stock to Kris Ertz, our officer and director, who purchased 3,000,000 shares of our common stock at $0.005 per share on July 16, 2008. We incurred operating expenses of $2,565 for the three months ended May 31, 2009. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the Securities and Exchange Commission. Our financial statements from inception (July 16, 2008) through the period ended May 31, 2009 report no revenues and a net loss of $17,866. As we were incorporated in July 2008, there are no comparative figures from previous years.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2009.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Bomp Mining Inc.'s internal controls over financial reporting during the quarter ended May 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

June 30, 2009       Registrant:  Bomps Mining, Inc.


                    By: /s/ Kris Ertz
                        --------------------------------------------------------
                        Kris Ertz, Director, President, Secretary, Treasurer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)