Form 10-K
period 2009-08-31
Bomps Mining, Inc.
filed 2009-11-27
CIK 1445941

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2009

                        Commission file number 333-156383

                                BOMPS MINING INC.
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                              26-3018106
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                      3960 W. Point Loma Blvd., Suite H-436
                               San Diego, CA 92110
               (Address of Principal Executive Offices & Zip Code)

                             Telephone1-480-451-7056
                            Facsimile 1-443-458-7056
                        (Telephone and Facsimile Number)

                             10884 North 117th Place
                              Scottsdale, AZ 85259
           (Former Address of Principal Executive Offices & Zip Code)

                                    Copy to:
                              Robert C. Weaver, Jr.
                                 721 Devon Court
                               San Diego, CA 92109
                     Phone (858)488-4433 Fax (858) 488-2555

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of November 25, 2009, the registrant had 4,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                               BOMPS MINING, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.   Business                                                           3
Item 1A.  Risk Factors                                                      14
Item 2.   Properties                                                        19
Item 3.   Legal Proceedings                                                 19
Item 4.   Submission of Matters to a Vote of Securities Holders             19

                                     Part II

Item 5.   Market for Common Equity and Related Stockholder Matters          20
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         21
Item 8.   Financial Statements                                              24
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          37
Item 9A.  Controls and Procedures                                           37

                                    Part III

Item 10.  Directors and Executive Officers                                  39
Item 11.  Executive Compensation                                            41
Item 12.  Security Ownership of Certain Beneficial Owners and Management    42
Item 13.  Certain Relationships and Related Transactions                    43
Item 14.  Principal Accounting Fees and Services                            44

                                     Part IV

Item 15.  Exhibits                                                          44

Signatures                                                                  44

                                     PART I

ITEM 1. BUSINESS

SUMMARY

Bomps Mining, Inc. was incorporated in the State of Delaware on July 16, 2008 to engage in the acquisition, exploration and development of natural resource properties. We intend to use the net proceeds from our recent offering to develop our business operations. (See "Business of the Company" and "Use of Proceeds".) We are an exploration stage company with no revenues or operating history. The principal executive offices are located at 3960 W. Point Loma Blvd., Suite H-436, San Diego, CA 92110. The telephone number is (480) 451-7056.

We received our initial funding of $15,000 through the sale of common stock to our officer and director, Ms. Ertz, who purchased 3,000,000 shares of our common stock at $0.005 per share on July 16, 2008. Subsequent to our August 31, 2009 year end, on September 18, 2009 the Company issued a total of 1,000,000 shares of common stock to various individuals for cash in the amount of $0.03 per share for a total of $ 30,000 to complete our S-1 offering. Our financial statements from inception (July 16, 2008) through the year ended August 31, 2009 report a net loss of $21,520 and no revenues. Our independent auditor has issued an audit opinion for Bomps Mining, Inc. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

GENERAL INFORMATION

We are an exploration stage company with no revenues or operating history. We currently own a 100% undivided interest in the Zag 5-8 Mineral Claims located in Esmeralda County, Nevada that we call the "Zag Property." We intend to conduct mineral exploration activities on the Zag Property in order to assess whether it contains any commercially exploitable mineral reserves. Currently there are no known mineral reserves on the property. We have not earned any revenues to date, and our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. The source of information contained in this discussion is our geology report prepared by James W. McLeod, P. Geo. dated August 10, 2008.

There is the likelihood of our mineral claims containing little or no economic mineralization or reserves of silver, gold and other minerals. The Zag Property consists of four contiguous, located, lode mineral claims, comprising a total of
82.64 acres and lies in the west central part of Nevada in the Weepah Hills Area, Esmeralda County, Nevada. The region is known for its historic production of lode silver and gold. If our claims do not contain any reserves, all funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

We are presently in the exploration stage of our business and we can provide no assurance that any commercially viable mineral deposit exist on our mineral claims, that we will discover commercially exploitable levels of mineral resources on our property, or, if such deposits are discovered, that we will enter into further substantial exploration programs. Further exploration is required before a final determination can be made as to whether our mineral claims possess commercially exploitable mineral deposits. If our claims do not contain any reserves, all funds that we spend on exploration will be lost.

ACQUISITION OF THE ZAG 5-8 MINERAL CLAIMS

In August, 2008, we purchased a 100% undivided interest in the Zag 5-8 Mineral Claims for a price of $7,000 ($3,500 for the claims and $3,500 for the geology report). The claims are staked and recorded in the name of Bomps Mining, Inc. and are in good standing until September 1, 2010.

We engaged James W. McLeod, P. Geo. to prepare a geological evaluation report on the Zag Property. Mr. McLeod is a consulting professional engineer in the Geological Section of the Association of Professional Engineers and Geoscientists of British Columbia and a Fellow of the Geological Association of Canada. Mr. McLeod attended the University of British Columbia and holds a Bachelor of Science degree in geology.

The work completed by Mr. McLeod in preparing the geological report consisted of a review of geological data from previous exploration within the region. The acquisition of this data involved the research and investigation of historical files to locate and retrieve data information acquired by previous exploration companies in the area of the mineral claims.

We received the geological evaluation report on the Zag Property entitled "Review and Recommendations, Zag 5-8 Mineral Claims, Weepah Hills Area, Esmeralda County, Nevada, USA" prepared by Mr. McLeod on August 10, 2008. The geological report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims. The description of the Zag Property provided below is based on Mr. McLeod's report.

                       [MAP SHOWING THE PROPERTY LOCATION]

REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

In addition to the state regulations, federal regulations require a yearly maintenance fee to keep the claims in good standing. In accordance with Federal regulations, the Zag Property is in good standing to September 1, 2010. A yearly maintenance fee of $125 is required to be paid to the Bureau of Land Management prior to the expiry date to keep the claims in good standing for an additional year.

GLOSSARY

(Specific to the Report on the Zag 5-8 Mineral Claims, by James W. McLeod, P. Geo., Consulting Geologist dated August 10, 2008)

     Aeromagnetic survey - a magnetic survey conducted from the air normally using a helicopter or fixed-wing aircraft to carry the detection instrument and the recorder. Total intensity magnetic field of the earth is recorded in gamma units relative to an arbitrary datum.

     Alluvial - unconsolidated sediments that are carried and hence deposited by a stream or river. In the southwest USA most in filled valleys often between mountain ranges were deposited with alluvium.

     Andesitic to basaltic composition - a range of rock descriptions using the chemical make-up or mineral norms of the same.

     Aphanitic - fine grained crystalline texture.

     Blind-basin - a basin practically closed off by enveloping rock exposures making the central portion of unconsolidated alluvial basin isolated.

     Colluvium - loose, unconsolidated material usually derived by gravitational means, such as falling from a cliff or scarp-face and often due to a sort of benign erosion such as heating and cooling in a desert environment.

     Desert wash - out-wash in dry (desert) or arid areas of colluvium or alluvial material accumulated on the sides of valleys or basin channels by often irregular and violent water flow, i.e. flash floods.

     Elongate basin - a longer than wide depression that could be favorable to in-filling by material from adjacent eroding mountains.

     Formation - the fundamental unit of similar rock assemblages used in stratigraphy.

     Intermontane belt - between mountains (ranges), a usually longer than wide depression occurring between enclosing mountain ranges that supply the erosional material to infill the basin.

     Lode mineral claim (Nevada) - with a maximum area contained within 1500' long by 600' wide = 20.66 acres.

     Overburden or Drift Cover - any loose material which overlies bedrock.

     Plagioclase feldspar - a specific range of chemical composition of common or abundant rock forming silicate minerals.

     Playa - the lowest part of an intermontane basin which is frequently flooded by run-off from the adjacent highlands or by local rainfall.

     Plutonic, igneous or intrusive rock - usually a medium to coarser grain sized crystalline rock that generally is derived from a sub-surface magma and then consolidated, such as in dykes, plugs, stocks or batholiths, from smallest to largest.

     Porphyritic in augite pyroxene - Large porphyroblasts or crystals of a specific rock-forming mineral, i.e. augite occurring within a matrix of finer grained rock-forming minerals.

     Quarternary - the youngest period of the Cenozoic era.

     Snow equivalent - Approximately 1" of precipitation (rain) = 1' snow.

     Syenite - Coarse grained, alkalic, low in quartz intrusive rock.

     Trachyte - fine grained or glassy equivalent of a syenite.

     Volcaniclastic - Angular to rounded particles of a wide range of size within (a welded) finer grain-sized matrix of volcanic origin.

DESCRIPTION OF PROPERTY

The property owned by Bomps Mining, Inc., on which the net proceeds of the offering will be spent, is the Zag 5-8 Mineral Claims which is comprised of four contiguous claims totaling 82.64 acres, located in the Weepah Quadrangle Area, Esmeralda County, Nevada, USA.

The Zag Property lies in the west central area of the State of Nevada southwest of the Town of Tonopah and is motor vehicle accessible from Highway 95 by traveling north of the Town for 34 miles to the Silver Peak cutoff (Nevada Highway 265). Go south for 18 miles towards Silver Peak and turn to the east at the Weepah junction. Travel northeast for 3.4 miles to a fork in the road. Take the left fork and travel north for 5 miles to the canyon and another fork in the road. Take the left fork 7 miles to the north to the old mining camp of Weepah and take the right fork to the east for 4 miles to the Zag 5-8 mineral claims.

The claims were recorded with the County and the Bureau of Land Management. Prior to September 1, 2010, we will be required to make a filing that discloses our intent to do field work and record it as assessment work with the Bureau of Land Management, Reno, Nevada.

                        [MAP SHOWING THE CLAIM LOCATION]

CLIMATE AND GENERAL PHYSIOGRAPHY

The area experiences about 4" - 8" of precipitation annually of which about 20% may occur as a snow equivalent this amount of precipitation suggests a climatic classification of arid to semi-arid. The summers can experience hot weather, middle 60's to 70's F(degree) average with high spells of 100+F(degree) while the winters are generally more severe than the dry belt to the west and can last from December through February. Temperatures experienced during mid-winter average, for the month of January, from the high 20's to the low 40's F(degree) with low spells down to -20 F(degree).

The claim area ranges in elevation from 5,660' to 5,740' mean sea level. The physiographic setting of the property can be described as confined desert in the valleys within a high rugged mountainous terrain and a mosaic of southerly draining, dry watercourses that traverse the general area. The area has been surficially altered both by fluvial and wind erosion and the depositional (drift cover) effects of in-filling. Thickness of drift cover in the valleys may vary considerably.

The physiography of the Zag Property is moderately sloping terrain that occurs on the western flank of a steep mountainous hill. Much of this area with many broad open valleys and spiney mountain ridges hosts sagebrush and other desert plants on the low hill slopes. Juniper and pinon growing above 6,500' with pinon becoming more dominant at higher elevations. The area is arid to semi-arid. Many intermittent, old south draining water courses traverse the area, but surface water is very scarce and potable surface water does not occur. Drilling water would have to be trucked in from Silver Peak. Mining holds an historical and contemporary place in the development and economic well being of the area.

INFRASTRUCTURE

The Town of Tonopah offers much of the necessary amenities required to base and carry-out an exploration program (accommodations, communications, equipment and supplies). Larger or specialized equipment can be acquired in the City of Las Vegas lying 209 miles by paved road (Highway 95) to the south of Tonopah. Infrastructure such as highways and secondary roads, communications, accommodations and supplies that are essential to carrying-out an exploration program are at hand in the Tonopah-Silver Peak areas.

PROPERTY HISTORY

The recorded mining history of the general area dates from the 1860s when prospectors passed through heading north and west. The many significant lode gold, silver and other mineral product deposits developed in the area was that of the Goldfield Camp, 1905; Coaldale, coal field, 1913; Divide Silver Mining District, 1921 and the Candalaria silver-gold mine which operated as an underground lode gold deposit in 1922 and again in the 1990s as an open cut, cyanide heap leach operation. The Tonopah District while mainly in Nye County is on the edge of nearly all of the gold-silver camps of Esmeralda County, if not strictly in location then certainly as a headquarters and supply depot for the general area. The Tonopah Camp produced mainly silver with some gold from quartz veins in Tertiary volcanic rocks. The period 1900-1921 saw the Camp produce from
6.4 million tons of ore, 138 million ounces of silver and 1.5 million ounces of gold or an average of 22 oz/ton silver and slightly less than 1/4 oz/ton gold, very rich ore by current standards.

REGIONAL GEOLOGY

The regional geology of Nevada is depicted as being underlain by all major types of rock units. These appear to range from oldest to youngest in an east to west direction, respectively. The oldest units are found to occur in the southeast corner of the State along the Colorado River. The bedrock units exhibit a north-south fabric of alternating east-west ranges and valleys. This feature suggests W to E compression that has expression through low angle thrust faulting and bringing the older rock units into contact with the younger units as a detached assemblage. Faulting plays a large part in many areas of Nevada and an even larger part in the emplacement of mineral occurrences and ore bodies.

The geology of Esmeralda County has been recognized to contain three unconformable assemblages; the older sedimentary and metamorphic units with a mid-aged sedimentary and igneous assemblage and the youngest volcanic-sedimentary assemblage. These major divisions are divided by unconformities, i.e. periods of age that are not represented or erosion gaps in the record.

LOCAL GEOLOGY

The local geology within the Weepah area appears to be represented by the older meta-sedimentary contacting with the younger Jurassic aged intrusive rock units. The youngest Post Plutonic assemblage occurs about the older rock units. Thrust faulting is evident in the area and may offer exploration potential.

Tertiary age volcano-sediments and ash fall tuff units are abundant on the west side of the Weepah hills. Much of the area has very young unconsolidated cover on the flanks of many of the hills and older stream courses.

PROPERTY GEOLOGY AND MINERALIZATION

The geology of the Zag property area may be described as being covered by Quaternary age desert wash, collovium, alluvium and playa deposits and Mesozoic age intrusive rock (plutonic) units.

This young covered westerly sloping area occurs within a larger surrounding area of rock exposure and known mineral occurrences on the northern flank of the Weepah Hills exhibiting a good geological setting and an excellent target area in which to conduct mineral exploration.

Thrust faulting is evident within the adjacent area on the north side of the mineral claims. Many more areas exhibiting thrusting are evident on the flanks of the alluvial covered valleys particularly on the north-east and south sides of the Weepah Hills.

By far the largest production in the County comes from the vein-type of gold and silver occurrences in quartz fissures in either pre-Tertiary volcanic or Tertiary volcanic host rocks.

DEPOSIT TYPE

The deposit types that are found occurring in the regional area and the more localized areas vary considerably. Silver and gold quartz veins predominate at Tonopah. Some of the most productive veins represent the silicification and replacement of sheeted zones of trachyte that was originally marked by close-set parallel fractures, but not faulting. The two hosts of mineralized quartz veins are 1) older pre-Tertiary volcanic rocks, i.e. Silver Peak (Mineral Ridge area), Weepah and Hornsilver or 2) Tertiary rhyolite host rocks that occur at Tonopah and other younger volcanic rocks, i.e. Goldfield and Divide. Base metal deposits are more commonly of interest now than in the past and may be sought in the general area. The industrial mineral barite that is observed to occur either in vein or bedded types have been recognized in close proximity to the mineral claim area.

The base and precious metal deposit types that historically predominate in the general area are as the copper-gold or copper-molybdenum porphyry occurrences with peripheral base and precious metal occurrences as veins and/or contact zones of mineralization.

Geophysical techniques may be most effective in the covered areas as a follow-up to prospecting and MMI soil sampling of the Phase 1 program.

EXPLORATION

The Zag Property is seen to lie in an area of consistent NW-SE aeromagnetic trend. The moderately strong changes in gradient of the aeromagnetic contours in the claim area suggests changes that may be related to fault contacts and underlying intrusive activity. In this area, ground geophysical surveys may add more detail to our understanding of the possible potential of the mineral claims.

To the best of our consulting geologist's knowledge, the Zag Property has not undergone any detailed ground exploration work including soil geochemistry which may have usefulness in this area. Although much surface hand trenching has been performed in both the regional and local areas, the consulting geologist favors some mobile metal ion (MMI) soil sampling and very selective, total digestion method followed by a sensitive trace element analyses.

DRILLING

No drilling appears to have taken place on the area covered by the Zag 5-8 Mineral Claims.

SAMPLE METHOD AND APPROACH

Standard sampling methods are utilized, for example a rock sample would be acquired from the rock exposure with a hammer. The sample will be roughly 2"x2"x2" of freshly broken material. The sample grid location correlated with global positioning system (GPS) location will be marked in the logbook after a sample number has been assigned. The sample number would be impressed on an aluminum tag and on a flagging that will be affixed at the sample site for future location.

RESULTS

As exploration work could be conducted and assessed, a decision would be made as to its importance and priority. The next phase of work will be determined by the results from the preceding one. At this point, it is necessary to suggest that a three phase exploration approach be recommended.

SAMPLE PREPARATION, ANALYSES AND SECURITY

Our rock exposure samples would be taken with known grid relationships that have been tied-in with a hand held global positioning system (GPS). The samples would be in the possession of the field supervisor of the exploration project.

The relatively new and proprietary digestive method called mobile metal ions
(MMI) may be very useful in our exploration. The samples in the desert climates are taken consistently from between 4" and 8" in the material below the organic zone. The samples undergo selective digestion with subsequent analyses for the chosen metal package, but most likely the standard multi-element package with gold would be undertaken. The cost of taking the MMI sample and the analyses are more expensive than the standard soil sampling method, but some studied results have been encouraging. All analyses and assaying will be carried-out in a certified laboratory.

RECOMMENDATIONS

The consulting geologist believes that the known mineralization encountered to date in neighboring areas is possibly indicative of a larger mineralized system in the mineral claim area. The drift covered parts of the property offer good exploration areas because of the possibility of mineralization, good geological setting and generally a lack of exploration testing. Also, remote sensing such as the aeromagnetic survey may indicate possible exploration areas of interest within the Zag 5-8 Mineral Claims.

Prospecting, mapping and a reconnaissance geochemical soil survey of the claim area should be undertaken if and when the Company is in a position to do so. The following three phase exploration proposal and cost estimate is offered with the understanding that consecutive exploration phases are contingent upon positive results being obtained from each preceding phase:

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

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claims. Readily available commodities markets exist in the U.S. and around the world for the sale of gold, silver and other minerals. Therefore, we will likely be able to sell any gold, silver or other minerals that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. We have not yet attempted to locate or negotiate with any suppliers of products, equipment or services and will not do so until funds are received from this offering. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally, and in Nevada specifically. We are also subject to the regulations of the Bureau of Land Management.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, Kris Ertz, who currently devotes 5-6 hours per week to company matters and after receiving funding she plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY, BUT HAVE NOT YET COMMENCED EXPLORATION ACTIVITIES ON OUR CLAIMS. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We were incorporated on July 16, 2008 and to date have been involved primarily in organizational activities, the acquisition of the mineral claims and the completion of our offering. We have not yet commenced exploration on the Zag 5-8 Mineral Claims (known as the "Zag Property.") Accordingly, we have no way to evaluate the likelihood that our business will be successful. We have not earned any revenues as of the date of this report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if mineral production is not forthcoming from the claims, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

WE HAVE YET TO EARN REVENUE AND OUR ABILITY TO SUSTAIN OUR OPERATIONS IS DEPENDENT ON PROFITABLE OPERATIONS FROM THE DEVELOPMENT OF OUR MINERAL CLAIMS. AS A RESULT, OUR ACCOUNTANT BELIEVES THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have accrued net losses of $21,520 for the period from our inception on July 16, 2008 to August 31, 2009, and have no revenues to date. Our future is dependent upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Kyle L. Tingle, CPA, LLC, our independent auditor, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise if necessary. You should consider our auditor's comments when determining if an investment in Bomps Mining, Inc. is appropriate.

BECAUSE OF THE UNIQUE DIFFICULTIES AND UNCERTAINTIES INHERENT IN MINERAL EXPLORATION VENTURES, WE FACE A HIGH RISK OF BUSINESS FAILURE.

You should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The Zag Property does not contain a known body of any commercial minerals and, therefore, any program conducted on the Zag Property would be an exploratory search of any minerals. There is no certainty that any expenditures made in the exploration of the Zag Property will result in discoveries of any commercial quantities of minerals. Most exploration projects do not result in the discovery of commercially mineable mineral deposits. Problems such as unusual or unexpected formations and other conditions are common to mineral exploration activities and often result in unsuccessful exploration efforts. If the results of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. Our ability to acquire additional claims will be dependent upon our possessing adequate capital resources when needed. If no funding is available, we may be forced to abandon our operations.

WE HAVE NO KNOWN MINERAL RESERVES AND IF WE CANNOT FIND ANY, WE MAY HAVE TO CEASE OPERATIONS.

We have no mineral reserves. If we do not find any commercially exploitable mineral reserves or if we cannot complete the exploration of any mineral reserves, either because we do not have the money to do so or because it is not economically feasible to do so, we may have to cease operations and you may lose your investment. Mineral exploration is highly speculative. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our property our production capability will be subject to further risks including:

     - The costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;
     -    The availability and costs of financing;
     -    The ongoing costs of production; and
     -    Risks related to environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the Zag Property, and other factors such as government regulations, including regulations relating to allowable production, the importing and exporting of minerals, and environmental protection.

Given the above noted risks, the chances of our finding and commercially exploiting reserves on our mineral properties are remote and funds expended on exploration will likely be lost.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no insurance to cover against these hazards. The payment of such liabilities may result in our inability to complete our planned exploration program and/or obtain additional financing to fund our exploration program.

AS WE UNDERTAKE EXPLORATION OF OUR MINERAL CLAIMS, WE WILL BE SUBJECT TO COMPLIANCE WITH GOVERNMENT REGULATION THAT MAY INCREASE THE ANTICIPATED COST OF OUR EXPLORATION PROGRAM.

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the State of Nevada as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

     (a)  Water discharge will have to meet drinking water standards;
     (b)  Dust generation will have to be minimal or otherwise re-mediated;
     (c) Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;
     (d) An assessment of all material to be left on the surface will need to be environmentally benign;
     (e)  Ground water will have to be monitored for any potential contaminants;
     (f) The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be remediated; and
     (g) There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

BECAUSE OUR SOLE OFFICER AND/OR DIRECTOR DOES NOT HAVE ANY FORMAL TRAINING SPECIFIC TO THE TECHNICALITIES OF MINERAL EXPLORATION, THERE IS A HIGHER RISK OUR BUSINESS WILL FAIL.

Our sole officer and director is Kris Ertz. Ms. Ertz has no formal training as a geologist or in the technical aspects of management of a mineral exploration company. Her prior business experiences have primarily been in project management, budgeting, and procurement in telecommunications. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

BECAUSE OUR CURRENT OFFICER/DIRECTOR HAS OTHER BUSINESS INTERESTS, SHE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Ms. Kris Ertz, our officer/director, currently devotes approximately 5-6 hours per week providing management services to us. While she presently possesses adequate time to attend to our interest, it is possible that the demands on her from other obligations could increase, with the result that she would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

THERE IS A RISK THAT OUR PROPERTY DOES NOT CONTAIN ANY KNOWN BODIES OF ORE RESULTING IN ANY FUNDS SPENT ON EXPLORATION BEING LOST.

There is the likelihood of our mineral claim containing little or no economic mineralization or reserves. We have a geological report detailing previous exploration in the area, and the claim has been staked per Nevada regulations. However, there is the possibility that previous work conducted was not carried out properly and our claim does not contain any reserves, resulting in any funds spent on exploration being lost.

BECAUSE WE HAVE NOT SURVEYED THE ZAG 5-8 MINERAL CLAIMS, WE MAY DISCOVER MINERALIZATION ON THE CLAIMS THAT IS NOT WITHIN OUR CLAIM BOUNDARIES.

While we have conducted a mineral claim title search, this should not be construed as a guarantee of claim boundaries. Until the claim is surveyed, the precise location of the boundaries of the claim may be in doubt. If we discover mineralization that is close to the claim boundaries, it is possible that some or all of the mineralization may occur outside the boundaries. In such a case we would not have the right to extract those minerals.

IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON OUR MINERAL PROPERTY, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY ADVANCE THE MINERAL CLAIMS INTO COMMERCIAL PRODUCTION.

If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the claim into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible and you may lose any investment you make in this offering.

IF ACCESS TO OUR MINERAL CLAIMS IS RESTRICTED BY INCLEMENT WEATHER, WE MAY BE DELAYED IN OUR EXPLORATION AND ANY FUTURE MINING EFFORTS.

It is possible that snow or rain could cause the mining roads providing access to our claims to become impassable. If the roads are impassable we would be delayed in our exploration timetable.

BASED ON CONSUMER DEMAND, THE GROWTH AND DEMAND FOR ANY ORE WE MAY RECOVER FROM OUR CLAIMS MAY BE SLOWED, RESULTING IN REDUCED REVENUES TO THE COMPANY.

Our success will be dependent on the growth of demand for ores. If consumer demand slows our revenues may be significantly affected. This could limit our ability to generate revenues and our financial condition and operating results may be harmed.

THE TRADING IN OUR SHARES WILL BE REGULATED BY THE SECURITIES AND EXCHANGE COMMISSION RULE 15G-9 WHICH ESTABLISHED THE DEFINITION OF A "PENNY STOCK."

Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $4,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 ($300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may make it difficult for you to resell any shares you may purchase, if at all.

DUE TO THE LACK OF A TRADING MARKET FOR OUR SECURITIES, YOU MAY HAVE DIFFICULTY SELLING ANY SHARES YOU PURCHASE IN THIS OFFERING.

We are not registered on any public stock exchange. There is presently no demand for our common stock and no public market exists for our shares. We plan to contact a market maker and apply to have the shares quoted on the Over-The-Counter Electronic Bulletin Board (OTCBB). The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filing with the SEC or applicable regulatory authority. Market makers are not permitted to begin quotation of a security whose issuer does not meet her filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 to 60 day grace period if they do not make their required filing during that time. We cannot guarantee that our application will be accepted or approved and our stock listed and quoted for sale. As of the date of this filing, there have been no discussions or understandings between Bomps Mining, Inc. and anyone acting on our behalf, with any market maker regarding participation in a future trading market for our securities. If no market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase in this offering. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all. In addition, if we fail to have our common stock quoted on a public trading market, your common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares, resulting in an inability to realize any value from your investment.

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE. WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

We plan to contact a market maker and apply to have our shares quoted on the OTC Electronic Bulletin Board. To be eligible for quotation, issuers must remain current in their filings with the SEC. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all.

MS. ERTZ, THE DIRECTOR OF THE COMPANY, BENEFICIALLY OWNS 75% OF THE OUTSTANDING SHARES OF OUR COMMON STOCK. IF SHE CHOOSES TO sell HER SHARES IN THE FUTURE, IT MIGHT HAVE AN ADVERSE EFFECT ON THE PRICE OF OUR STOCK.

Due to the amount of Ms. Ertz's share ownership in our company, if she chooses to sell her shares in the public market, the market price of our stock could decrease and all shareholders suffer a dilution of the value of their stock. If she does sell any of her common stock, she will be subject to Rule 144 under the 1933 Securities Act which will restrict her ability to sell her shares.

ITEM 2. PROPERTIES

We do not currently own any property. Our offices are located at 3960 W. Point Loma Blvd., Suite H-436, San Diego, CA 92110. Our President, Kris Ertz provides the office on a rent free basis during our exploration stage. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the company.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended August 31, 2009.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NO PUBLIC MARKET FOR COMMON STOCK

No public market currently exists for shares of our common stock. We intend to apply to have our common stock listed for quotation on the Over-the-Counter Bulletin Board.

As of the date of this report, Bomps Mining, Inc. has 26 shareholders of record. We have paid no cash dividends and have no outstanding options. We have no securities authorized for issuance under equity compensation plans.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock and stockholders may have difficulty selling our securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us as described in the "Risk Factors" section and elsewhere in this report.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $14,126 and $7,394 for the years ended August 31, 2009 and 2008, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss from inception through August 31, 2009 was $21,520.

The following table provides selected financial data about our company for the years ended August 31, 2009 and 2008.

             Balance Sheet Data:           8/31/09          8/31/08
             -------------------           -------          -------

             Cash                          $26,400          $ 7,606
             Total assets                  $26,400          $ 7,606
             Total liabilities             $ 6,520          $     0
             Shareholders' equity          $19,880          $ 7,606

We received our initial funding of $15,000 through the sale of common stock to our director who purchased 3,000,000 shares of common stock at $.005 per share on August 31, 2008. Subsequent to our August 31, 2009 year end, on September 18, 2009 we issued a total of 1,000,000 shares of common stock to various individuals for cash in the amount of $0.03 per share for a total of $30,000.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2009 was $26,400 with $6,520 in outstanding liabilities. Management believes our current cash balance will sustain operations for the next 12 months. We are an exploration stage company and have generated no revenue to date. If we experience a shortage of funds prior to generating revenues, we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for operating costs, however she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete the first two phases of the exploration program on our claims consisting of geological mapping, soil sampling and rock sampling. In addition to the $8,000 we anticipate spending for Phase 1 and $9,000 on Phase 2 of the exploration program as outlined below, we anticipate spending an additional $17,000 on professional fees and complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $34,000. If we experience a shortage of funds prior to funding during the next 12 months, we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for professional fees and operation expenses, however, she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We will require the funds from our offering to proceed.

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

Subject to financing, we anticipate commencing the third phase sometime after Phase 2 has been completed; the timing will depend on the consulting geologist's schedule. We will require additional funding to proceed with phase three and any subsequent work on the claims, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 8. FINANCIAL STATEMENTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Bomps Mining, Inc.

We have audited the accompanying balance sheets of Bomps Mining, Inc. (A Development Stage Enterprise) as of August 31, 2009 and 2008 and the related statements of operations, stockholder's equity, and cash flows for the years then ended and the period July 16, 2008 (inception) through August 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bomps Mining, Inc. (A Development Stage Enterprise) as of August 31, 2009 and 2008 and the results of its operations and cash flows for the years then ended and the period July 16, 2008 (inception) through August 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has limited operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Kyle L. Tingle, CPA, LLC
-------------------------------------
Kyle L. Tingle, CPA, LLC

November 10, 2009
Las Vegas, Nevada

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                                 Balance Sheets

                                                                   August 31,         August 31,
                                                                     2009               2008
                                                                   --------           --------
ASSETS

Current Assets
  Cash                                                             $     --           $  7,606
  Restricted cash                                                    26,400                 --
                                                                   --------           --------
Total Current Assets                                                 26,400              7,606
                                                                   --------           --------

Total Assets                                                       $ 26,400           $  7,606
                                                                   ========           ========

LIABILITIES AND STOCKHOLDER'S EQUITY

Outstanding checks in excess of bank balance                       $    820           $     --
Accounts payable                                                      1,500                 --
Loan from director                                                    4,200                 --
                                                                   --------           --------
Current Liabilities                                                   6,520                 --
                                                                   --------           --------

STOCKHOLDER'S (DEFICIT) EQUITY
  Common stock subscribed                                            26,400                 --
  Common stock: $0.0001 par value; 80,000,000 authorized;
   3,000,000 common shares issued and outstanding at
   August 31, 2009 and August 31, 2008                                  300                300
  Additional paid in capital                                         14,700             14,700
  Accumulated deficit during exploration stage                      (21,520)            (7,394)
                                                                   --------           --------
Total stockholder's equity                                           19,880              7,606
                                                                   --------           --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                         $ 26,400           $  7,606
                                                                   ========           ========


   The accompanying notes are an integral part of these financial statements.

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                            Statements of Operations

                                                                                                  July 16, 2008
                                                                                                (Date of Inception)
                                                          Year Ended           Year Ended            through
                                                          August 31,           August 31,           August 31,
                                                             2009                 2008                 2009
                                                          ----------           ----------           ----------
Revenue                                                   $       --           $       --           $       --
                                                          ----------           ----------           ----------

Cost of revenue                                                   --                   --                   --

Gross profit                                                      --                   --                   --
General, selling, and administrative expenses                 14,126                  394               14,520
Mineral Expenditures                                              --                7,000                7,000
                                                          ----------           ----------           ----------

Operating loss                                               (14,126)              (7,394)             (21,520)

Non-operating income (expense)                                    --                   --                   --
                                                          ----------           ----------           ----------

Net loss                                                  $  (14,126)          $   (7,394)          $  (21,520)
                                                          ==========           ==========           ==========

Net loss per share, basic and diluted                     $    (0.00)          $    (0.00)
                                                          ==========           ==========

Weighted average number of common shares outstanding       3,000,000            3,000,000
                                                          ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                 From Inception July 16, 2008 to August 31, 2009

                                                                                            Deficit
                                                                                          Accumulated
                                                                             Common         During         Total
                                           Common Stock        Paid in       Stock       Exploration      Equity
                                       Shares        Amount    Capital     Subscribed        Stage       (Deficit)
                                       ------        ------    -------     ----------        -----       ---------
Common Shares issued to founders
 @ $0.005 per share                   3,000,000      $  300    $ 14,700      $     --      $      --      $ 15,000

Net loss, August 31, 2008                    --          --          --            --         (7,394)       (7,394)
                                      ---------      ------    --------      --------      ---------      --------

Balance, August 31, 2008              3,000,000      $  300    $ 14,700      $     --      $ (7,394)      $  7,606
                                                     ======    ========      ========      =========      ========

Common stock subscribed, 880,000
 shares at $0.03 per share                   --          --          --        26,400             --        26,400

Net loss, August 31, 2009                    --          --          --            --        (14,126)      (14,126)
                                      ---------      ------    --------      --------      ---------      --------

Balance, August 31, 2009              3,000,000      $  300    $ 14,700      $ 26,400      $ (21,520)     $ 19,880
                                      =========      ======    ========      ========      =========      ========


   The accompanying notes are an integral part of these financial statements.

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                            Statements of Cash Flows

                                                                                               July 16, 2008
                                                                                             (Date of Inception)
                                                           Year Ended         Year Ended          through
                                                           August 31,         August 31,         August 31,
                                                              2009               2008               2009
                                                            --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $(14,126)          $ (7,394)          $(21,520)
  Increase in Accounts payable                                 1,500                 --              1,500
                                                            --------           --------           --------
NET CASH USED IN OPERATING ACTIVITIES                        (12,626)            (7,394)           (20,020)
                                                            --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                              --                 --                 --
                                                            --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Outstanding checks in excess of bank balance                   820                 --                820
  Increase in loan from director                               4,200                 --              4,200
  Issuance of common stock                                        --             15,000             15,000
                                                            --------           --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      5,020             15,000             20,020
                                                            --------           --------           --------

NET INCREASE IN CASH                                          (7,606)             7,606                 --

Cash at Beginning of Year                                      7,606                 --                 --
                                                            --------           --------           --------

CASH AT END OF YEAR                                         $     --           $  7,606           $     --
                                                            ========           ========           ========

Supplemental Disclosures for Cash Flow Information

Subscription of stock for restricted cash                   $ 26,400           $     --           $ 26,400
                                                            ========           ========           ========
Cash paid for:
  Interest expense                                          $     --           $     --           $     --
                                                            ========           ========           ========
  Income taxes                                              $     --           $     --           $     --
                                                            ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                                BOMPS MINING INC.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                            August 31, 2009 and 2008


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

BOMPS MINING, INC. (the Company) was incorporated on July 16, 2008 under the laws of the State of Delaware. The Company is primarily engaged in the acquisition and exploration of mining properties.

The Company currently has no operations and, in accordance with ASC 915 "DEVELOPMENT STAGE ENTITIES," is considered an Exploration Stage Enterprise. The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.

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

CASH

For the Statement of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of August 31, 2009 and August 31, 2008.

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

                                BOMPS MINING INC.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                            August 31, 2009 and 2008


property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

INCOME TAXES

The Company accounts for income taxes under ASC 740 "INCOME TAXES" which codified SFAS 109, "ACCOUNTING FOR INCOME TAXES" and FIN 48 "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2009.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at August 31, 2009 and 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended August 31, 2009 and 2008.

                                BOMPS MINING INC.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                            August 31, 2009 and 2008


EARNINGS PER SHARE INFORMATION

FASB ASC 260, "EARNINGS PER SHARE" provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

SHARE BASED EXPENSES

ASC 718 "COMPENSATION - STOCK COMPENSATION" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. , may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (A) the option to settle by issuing equity instruments lacks commercial substance or (B) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "EQUITY - BASED PAYMENTS TO NON-EMPLOYEES" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (A) the goods or services received; or (B) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

NOTE 3 - PROVISION FOR INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Under ASC 740 "INCOME TAXES," when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

                                BOMPS MINING INC.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                            August 31, 2009 and 2008


The components of the Company's deferred tax asset as of August 31, 2009 and 2008 are as follows:

                                       2009            2008
                                     --------        --------

Net operating loss carryforward      $  7,532        $  2,588
Valuation allowance                    (7,532)         (2,588)
                                     --------        --------

Net deferred tax asset               $      0        $      0
                                     ========        ========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                       2009            2008      Since Inception
                                     --------        --------    ---------------

Tax at statutory rate (35%)          $  4,944        $  2,588        $  7,532
Increase in valuation allowance        (4,944)         (2,588)         (7,532)
                                     --------        --------        --------

Net deferred tax asset               $      0        $      0        $      0
                                     ========        ========        ========

The net federal operating loss carry forward will expire in 2028 and 2029. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company is not presently involved in any litigation.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

RECENTLY IMPLEMENTED STANDARDS

ASC  105,  "GENERALLY  ACCEPTED  ACCOUNTING   PRINCIPLES"  (ASC  105)  (formerly
Statement  of  Financial  Accounting  Standards  No. 168,  "THE FASB  ACCOUNTING
STANDARDS CODIFICATION AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES A REPLACEMENT OF FASB STATEMENT NO. 162)" reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative". ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has

                                BOMPS MINING INC.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                            August 31, 2009 and 2008


implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

ASC 855, "SUBSEQUENT EVENTS" (ASC 855) (formerly Statement of Financial Accounting Standards No. 165, SUBSEQUENT EVENTS) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

In August  2009,  the FASB  issued  Accounting  Standards  Update  No.  2009-05,
"MEASURING LIABILITIES AT FAIR VALUE," (ASU 2009-05). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company's adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

RECENTLY ISSUED STANDARDS

In September 2009, the FASB issued ASC Update No. 2009-12, "FAIR VALUE MEASUREMENTS AND DISCLOSURES (TOPIC 820): INVESTMENTS IN CERTAIN ENTITIES THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)" (ASC Update No. 2009-12). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The

                                BOMPS MINING INC.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                            August 31, 2009 and 2008


Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, AMENDMENTS TO FASB INTERPRETATION NO. 46(R) ("Statement No. 167"). Statement No. 167 amends FASB Interpretation No. 46R, CONSOLIDATION OF VARIABLE INTEREST ENTITIES AN INTERPRETATION OF ARB NO. 51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS AN AMENDMENT OF FASB STATEMENT NO. 140 ("Statement No. 166"). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, ACCOUNTING FOR TRANSFERS AND EXTINGUISHMENT OF LIABILITIES A REPLACEMENT OF FASB STATEMENT 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

                                BOMPS MINING INC.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                            August 31, 2009 and 2008


NOTE 6 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $21,520 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

While the company is seeking additional capital the director has advanced funds to the company to pay any cost incurred by it. These funds are interest free. The balance due to the director was $4,200 on August 31, 2009.

NOTE 8 - STOCKHOLDER'S EQUITY

The stockholder's equity section of the Company contains the following classes of capital stock as of August 31, 2009:

Common Stock, $ 0.0001 par value: 80,000,000 shares authorized; 3,000,000 shares issued and outstanding.

                                BOMPS MINING INC.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                            August 31, 2009 and 2008


On August 31, 2008 the Company issued a total of 3,000,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $ 15,000.

As of August 31, 2009 the Company had 3,000,000 shares of common stock issued and outstanding.

During August 2009, the Company authorized the sale of 1,000,000 shares at $0.03 per share. Shares were not to be issued unless the full $30,000 in capital was subscribed. The Company issued 1,000,000 shares on September 18, 2009. As of August 31, 2009, 880,000 shares were subscribed for $26,400. The $26,400 is restricted cash as of August 31, 2009.

NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "EARNINGS PER SHARE." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 3,000,000 for the years ended August 31, 2009 and August 31, 2008. As of August 31, 2009, August 31, 2008 and since inception, the Company had no dilutive potential common shares.

NOTE 9 - SUBSEQUENT EVENT

On September 18, 2009 the Company issued a total of 1,000,000 shares of common stock to various individuals for cash in the amount of $0.03 per share for a total of $ 30,000 to complete its S-1 offering.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of August 31, 2009, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The name, age and title of our executive officer/director is as follows:

Name and Address of Executive
  Officer and/or Director               Age                Position
  -----------------------               ---                --------
Kris Ertz                               51       President, Secretary, Treasurer
3960 W. Point Loma Blvd.                         and Director
Suite H-436
San Diego, CA  92110

Kris Ertz is the promoter of Bomps Mining, Inc., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933. Ms. Ertz has no formal training as a geologist or in the technical or managerial aspects of management of a mineral exploration company. Her prior business experiences have primarily been in project management, budgeting, and procurement in telecommunications and not in the mineral exploration industry. Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a mineral exploration company. We do not have any employees who have professional training or experience in the mining industry. We rely on independent geological consultants to make recommendations to us on work programs on our property, to hire appropriately skilled persons on a contract basis to complete work programs and to supervise, review, and report on such programs to us.

TERM OF OFFICE

Our director is appointed to hold office until the next annual meeting of our stockholders or until her successor is elected and qualified, or until she resigns or is removed in accordance with the provisions of the Delaware Revised Statutes. Our officer is appointed by our Board of Directors and holds office until removed by the Board. The Board of Directors has no nominating, auditing or compensation committees.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our officer and/or director, Ms. Kris Ertz. Ms. Ertz currently devotes approximately 5-6 hours per week to company matters. After receiving funding per our business plan Ms. Ertz intends to devote as much time as the Board of Directors deem necessary to manage the affairs of the company.

Ms. Ertz has not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limited her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

Ms. Ertz has not been convicted in any criminal proceeding (excluding traffic violations) nor is she subject of any currently pending criminal proceeding.

We conduct our business through agreements with consultants and arms-length third parties. Currently, we have no formal consulting agreements in place. We have a verbal arrangement with the consulting geologist currently conducting the exploratory work on the Zag Property. We pay the consulting geologist the usual and customary rates received by geologists performing similar consulting services.

RESUME

Kris Ertz serves as Director, President, Secretary and Treasurer of Bomps Mining, Inc. since July 16, 2008 (inception). From 2000 to current, Ms. Ertz serves as a Program / Project Manager for QWEST Communications, a publicly traded company. From 1999 to 2000 she served as a Logistics Manager for QWEST. From 1998 - 1999 she served as a Project manager for USWEST (now QWEST). Ms. Ertz has over 10 years in Management with emphasis on project managing within budget and on time, budget administration, procurement, technology, and facility deployment. She also has extensive experience in operational, facility, and technical support. Ms Ertz holds a Project Management Associate Certificate from Denver University and she has completed Prerequisite courses for a Business degree at Scottsdale Community College in Scottsdale Arizona.

CODE OF ETHICS

Our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

     * Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
     * Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
     *    Compliance with applicable governmental laws, rules and regulations;
     * The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
     *    Accountability for adherence to the Code.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

Currently, Kris Ertz, our officer and director, receives no compensation for her services during the exploration stage of our business operations. She is reimbursed for any out-of-pocket expenses that she incurs on our behalf. In the future, we may approve payment of salaries for officers and directors, but currently no such plans have been approved. We do not have any employment agreements in place with our sole officer and director. We also do not currently have any benefits, such as health or life insurance, available to our employees.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Kris Ertz,      2009     0         0           0            0          0            0             0         0
President,      2008     0         0           0            0          0            0             0         0
CEO, CFO and
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Kris Ertz      0              0              0           0           0           0            0           0            0

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Kris Ertz           0         0           0            0                0               0            0

There are no current employment agreements between the company and its officer/director.

On July 16, 2008, a total of 3,000,000 shares of common stock were issued to Kris Ertz in exchange for cash in the amount of $15,000 or $0.005 per share. The terms of this stock issuance was as fair to the company, in the opinion of the board of director, as if it could have been made with an unaffiliated third party.

Ms. Ertz currently devotes approximately 5-6 hours per week to manage the affairs of the company. She has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 31, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

                                                       Amount and Nature     Percentage
                       Name and Address                  of Beneficial       of Common
Title of Class        of Beneficial Owner                  Ownership          Stock(1)
--------------        -------------------                  ---------          --------

Common Stock      Kris Ertz, Director                      3,000,000            75%
                  3960 W. Point Loma Blvd, Suite H-436       Direct
                  San Diego, CA  92110

Common Stock      Officer and/or director as a Group       3,000,000            75%

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK

----------
(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this report. As of the date of this report there were 4,000,000 shares of our common stock issued and outstanding.

FUTURE SALES BY OUR OFFICER AND DIRECTOR

A total of 3,000,000 shares have been issued to our officer and director, all of which are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition. Any sale of shares held by the existing stockholder (after applicable restrictions expire) and/or the sale of shares purchased in our recent offering, may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.

Our principal shareholder does not have any plans to sell her shares at any time after this offering is complete.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Kris Ertz is our sole officer/director. We are currently operating out of the premises of Ms. Ertz on a rent-free basis for administrative purposes. There is no written agreement or other material terms or arrangements relating to said arrangement.

On July 16, 2008, the Company issued a total of 3,000,000 shares of common stock to Kris Ertz for cash at $0.005 per share for a total of $15,000.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so upon completion of this offering and, in any event, prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended August 31, 2009, the total fees charged to the company for audit services, including quarterly reviews were $7,100, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

For the year ended August 31, 2008, there were no fees charged to the company for audit services, audit-related services, tax services or other services.

                                     PART IV

ITEM 15. EXHIBITS

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

November 25, 2009       Registrant: Bomps Mining, Inc.


                        By: /s/ Kris Ertz
                            ----------------------------------------------------
                            Kris Ertz, Director, President, Secretary, Treasurer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)