Form 10-Q
period 2009-11-30
Bomps Mining, Inc.
filed 2010-01-14
CIK 1445941

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2009

                        Commission File Number 333-156383


                               BOMPS MINING, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                      3960 W. Point Loma Blvd., Suite H-436
                               San Diego, CA 92110
          (Address of principal executive offices, including zip code)

                            Telephone 1-480-451-7056
                            Facsimile 1-443-458-7056
                     (Telephone number, including area code)

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,000,000 shares as of January 14, 2010.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended November 30, 2009, prepared by the company, immediately follow.

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                                 Balance Sheets

                                                                   November 30,       August 31,
                                                                      2009               2009
                                                                    --------           --------
ASSETS

Current Assets
  Cash                                                              $ 29,140           $     --
  Restricted cash                                                         --             26,400
                                                                    --------           --------
Total Current Assets                                                  29,140             26,400
                                                                    --------           --------

Total Assets                                                        $ 29,140           $ 26,400
                                                                    ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Outstanding checks in excess of bank balance                        $     --           $    820
Accounts payable                                                       5,310              1,500
Loan from director                                                     4,250              4,200
                                                                    --------           --------
Current Liabilities                                                 $  9,560           $  6,520
                                                                    --------           --------

STOCKHOLDERS' EQUITY
  Common stock subscribed                                                 --             26,400
   Common stock: $0.0001 par value; 80,000,000 authorized;
   4,000,000 common shares issued and outstanding at
   November 30, 2009 and August 31, 2009                                 400                300
  Additional paid in capital                                          44,600             14,700
  Accumulated deficit during exploration stage                       (25,420)           (21,520)
                                                                    --------           --------
Total stockholders' equity                                            19,580             19,880
                                                                    --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 29,140           $ 26,400
                                                                    ========           ========


   The accompanying notes are an integral part of these financial statements.

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                            Statements of Operations

                                                                                                  July 16, 2008
                                                                                               (Date of Inception)
                                                       3 months Ended       3 months Ended          through
                                                         November 30,         November 30,         November 30,
                                                            2009                 2008                 2009
                                                         ----------           ----------           ----------
Revenue                                                  $       --           $       --           $       --
                                                         ----------           ----------           ----------

Cost of revenue                                                  --                   --                   --

Gross profit                                                     --                   --                   --
General, selling, and administrative expenses                 3,900                2,960               18,420
Mineral Expenditures                                             --                7,000
                                                         ----------           ----------           ----------

Operating loss                                               (3,900)              (2,960)             (25,420)

Non-operating income (expense)                                   --                   --                   --
                                                         ----------           ----------           ----------

Net loss                                                 $   (3,900)          $   (2,960)          $  (25,420)
                                                         ==========           ==========           ==========

Net loss per share, basic and diluted                    $    (0.00)          $    (0.00)
                                                         ==========           ==========

Weighted average number of common shares outstanding      3,813,187            3,000,000
                                                         ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                        Statement of Stockholders' Equity
                From Inception July 16, 2008 to November 30, 2009

                                                                                            Deficit
                                                                                          Accumulated
                                                                             Common         During
                                           Common Stock        Paid in       Stock       Exploration       Total
                                       Shares        Amount    Capital     Subscribed        Stage         Equity
                                       ------        ------    -------     ----------        -----         ------
Common Shares issued to founders
 @ $0.005 per share                   3,000,000      $  300    $ 14,700      $     --      $      --      $ 15,000

Net loss, August 31, 2008                    --          --          --            --         (7,394)       (7,394)
                                      ---------      ------    --------      --------      ---------      --------

Balance, August 31, 2008              3,000,000      $  300    $ 14,700      $     --      $ (7,394)      $  7,606
                                      =========      ======    ========      ========      =========      ========
Common stock subscribed, 880,000
 shares at $0.03 per share                   --          --          --        26,400             --        26,400

Net loss, August 31, 2009                    --          --          --            --        (14,126)      (14,126)
                                      ---------      ------    --------      --------      ---------      --------

Balance, August 31, 2009              3,000,000      $  300    $ 14,700      $ 26,400      $ (21,520)     $ 19,880
                                      =========      ======    ========      ========      =========      ========
Common stock issued, 1,000,000
 shares at $0.03 per share            1,000,000         100      29,900       (26,400)            --         3,600

Net loss, November 30, 2009                  --          --          --            --         (3,900)       (3,900)
                                      ---------      ------    --------      --------      ---------      --------

Balance, November 30, 2009            4,000,000      $  400    $ 44,600      $     --      $ (25,420)     $ 19,580
                                      =========      ======    ========      ========      =========      ========

   The accompanying notes are an integral part of these financial statements.

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                            Statements of Cash Flows

                                                                                            July 16, 2008
                                                                                         (Date of Inception)
                                                     3 months Ended     3 months Ended        through
                                                       November 30,       November 30,       November 30,
                                                          2009               2008               2009
                                                        --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $ (3,900)          $ (2,960)          $(25,420)
  Increase in Accounts payable                             3,810              2,425              5,310
                                                        --------           --------           --------
NET CASH USED IN OPERATING ACTIVITIES                        (90)              (535)           (20,110)
                                                        --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                          --                 --                 --
                                                        --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Outstanding checks in excess of bank balance              (820)                --                 --
  Increase in loan from director                              50                 --              4,250
  Issuance of common stock                                30,000                 --             45,000
                                                        --------           --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 29,230                 --             49,250
                                                        --------           --------           --------

Net increase in cash                                      29,140               (535)            29,140

Cash at Beginning of Year                                     --              7,606                 --
                                                        --------           --------           --------

CASH AT END OF YEAR                                     $ 29,140           $  7,071           $ 29,140
                                                        ========           ========           ========

Supplemental Disclosures for Cash Flow Information

Cash paid for:
  Interest expense                                      $     --           $     --           $     --
                                                        ========           ========           ========

  Income taxes                                          $     --           $     --           $     --
                                                        ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)
                                November 30, 2009


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

CASH

For the Statement of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of November 30, 2009 and August 31, 2009.

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

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)
                                November 30, 2009


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at November 30, 2009.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at November 30, 2009 and 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended November 30, 2009 and 2008.

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)
                                November 30, 2009


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

NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company is not presently involved in any litigation.

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)
                                November 30, 2009


NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

RECENTLY IMPLEMENTED STANDARDS

ASC  105,  "GENERALLY  ACCEPTED  ACCOUNTING   PRINCIPLES"  (ASC  105)  (formerly
Statement  of  Financial  Accounting  Standards  No. 168,  "THE FASB  ACCOUNTING
STANDARDS CODIFICATION AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES A REPLACEMENT OF FASB STATEMENT NO. 162)" reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative". ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

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

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)
                                November 30, 2009


RECENTLY ISSUED STANDARDS

In September 2009, the FASB issued ASC Update No. 2009-12, "FAIR VALUE MEASUREMENTS AND DISCLOSURES (TOPIC 820): INVESTMENTS IN CERTAIN ENTITIES THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)" (ASC Update No. 2009-12). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

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

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)
                                November 30, 2009


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

NOTE 5 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $25,420 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 6 - RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)
                                November 30, 2009


While the company is seeking additional capital the director has advanced funds to the company to pay any cost incurred by it. These funds are interest free. The balance due to the director was $4,250 and $4,200 at November 30, 2009 and August 31, 2009, respectively.

NOTE 7 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2009:

Common Stock, $ 0.0001 par value: 80,000,000 shares authorized; 4,000,000 shares issued and outstanding.

On August 31, 2008 the Company issued a total of 3,000,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $ 15,000.

On September 18, 2009 the Company issued a total of 1,000,000 shares of common stock to various individuals for cash in the amount of $0.03 per share for a total of $ 30,000 to complete its S-1 offering.

As of November 30, 2009 the Company had 4,000,000 shares of common stock issued and outstanding.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 3,813,187 for the three months ended November 30, 2009 and 3,000,000 shares for three months ended November 30, 2008. As of November 30, 2009, November 30, 2008 and since inception, the Company had no dilutive potential common shares.

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

We received our initial funding of $15,000 through the sale of common stock to our officer and director, Ms. Ertz, who purchased 3,000,000 shares of our common stock at $0.005 per share on July 16, 2008. On September 18, 2009 the Company issued a total of 1,000,000 shares of common stock to various individuals for cash in the amount of $0.03 per share for a total of $ 30,000 to complete our S-1 offering. Our financial statements from inception (July 16, 2008) through the period ended November 30, 2009 report a net loss of $25,420 and no revenues.

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

PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete the first two phases of the exploration program on our claims consisting of geological mapping, soil sampling and rock sampling. In addition to the $8,000 we anticipate spending for Phase 1 and $9,000 on Phase 2 of the exploration program as outlined below, we anticipate spending an additional $17,000 on professional fees and complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $34,000. If we experience a shortage of funds during the next 12 months, we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for professional fees and operation expenses, however, she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

   Phase                  Exploration Program                 Cost                        Status
   -----                  -------------------                 ----                        ------
Phase 1      Detailed Prospecting, mapping and soil          $ 8,000      Expected to be completed in spring, 2010
             geochemistry.  The timeline for                              (depending on consulting geologist's
             accomplishing this phase of fieldwork                        schedule).
             including the turn-around time on analyses
             is approximately two months.

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

We plan to commence Phase 1 of the exploration program on the claims in the spring of 2010. We have a verbal agreement with James McLeod, the consulting geologist, who prepared the geology report on our claims, to retain his services for our planned exploration program. We expect this phase to take two weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report. If Phase 1 of the exploration program is successful, we anticipate commencing Phase 2 in late spring 2010. We expect this phase to take three weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at November 30, 2009 was $29,140 with outstanding liabilities of $9,560. If the first two phases of our exploration program are successful in identifying mineral deposits we will attempt to raise the necessary funds to proceed with phase three, and any subsequent drilling and extraction. The sources of funding we may consider to fund this work include a second public offering, a private placement of our securities or loans from our director or others.

Our director has agreed to advance funds as needed and has agreed to pay the cost of reclamation of the property should exploitable minerals not be found and we abandon the third phase of our exploration program and there are no remaining funds in the company. While she has agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law. To date she has loaned the company $4,250 for which there are no specific terms of repayment.

The property in the Company's portfolio, on which the net proceeds of our recent offering will be spent, is the Zag 5-8 Mineral Claims. We have not carried out any exploration work on the claims and have incurred no exploration costs.

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

We incurred operating expenses of $3,900 and $2,960 for the three months ended November 30, 2009 and 2008, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the Securities and Exchange Commission. Our financial statements from inception (July 16, 2008) through the period ended November 30, 2009 report no revenues and a net loss of $25,420.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 30, 2009.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that Bomp Mining Inc.'s disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Bomp Mining Inc.'s internal controls over financial reporting during the quarter ended November 30, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

January 14, 2010    Registrant:  Bomps Mining, Inc.


                    By: /s/ Kris Ertz
                        --------------------------------------------------------
                        Kris Ertz, Director, President, Secretary, Treasurer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)