Form 10-Q
period 2010-02-28
Bomps Mining, Inc.
filed 2010-03-15
CIK 1445941

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2010

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,000,000 shares as of March 15, 2010.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended February 28, 2010, prepared by the company, immediately follow.

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                                 Balance Sheets

                                                                  February 28,        August 31,
                                                                     2010               2009
                                                                   --------           --------
                                                                  (Unaudited)
ASSETS

Current Assets
  Cash                                                             $ 14,800           $     --
  Restricted cash                                                        --             26,400
                                                                   --------           --------
Total Current Assets                                                 14,800             26,400
                                                                   --------           --------

Total Assets                                                       $ 14,800           $ 26,400
                                                                   ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Outstanding checks in excess of bank balance                       $     --           $    820
Accounts payable                                                      1,500              1,500
Loan from director                                                    4,250              4,200
                                                                   --------           --------
Current Liabilities                                                   5,750              6,520
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock subscribed                                                --             26,400
  Common stock: $0.0001 par value; 80,000,000 authorized;
   4,000,000 common shares issued and outstanding at
   February 28, 2010 and August 31, 2009                                400                300
  Additional paid in capital                                         44,600             14,700
  Accumulated deficit during exploration stage                      (35,950)           (21,520)
                                                                   --------           --------
Total stockholders' equity                                            9,050             19,880
                                                                   --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 14,800           $ 26,400
                                                                   ========           ========


   The accompanying notes are an integral part of these financial statements.

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)

                                                                                                         July 16, 2008
                                                                                                       (Date of Inception)
                                 3 Months Ended    3 Months Ended    6 Months Ended    6 Months Ended       through
                                   February 28,      February 28,      February 28,      February 28,      February 28,
                                      2010              2009              2010              2009              2010
                                   ----------        ----------        ----------        ----------        ----------
Revenue                            $       --        $       --        $       --        $       --        $       --
                                   ----------        ----------        ----------        ----------        ----------
Cost of revenue                            --                --                --                --                --

Gross profit                               --                --                --                --                --
General, selling, and
 administrative expenses                2,530             4,947             6,430             7,907            20,950
Mineral Expenditures                    8,000                --             8,000                --            15,000
                                   ----------        ----------        ----------        ----------        ----------

Operating loss                        (10,530)           (4,947)          (14,430)           (7,907)          (35,950)

Non-operating income (expense)             --                --                --                --                --
                                   ----------        ----------        ----------        ----------        ----------

Net loss                           $  (10,530)       $   (4,947)       $  (14,430)       $   (7,907)       $  (35,950)
                                   ==========        ==========        ==========        ==========        ==========

Net loss per share, basic
 and diluted                       $    (0.00)       $    (0.00)       $    (0.00)       $    (0.00)
                                   ==========        ==========        ==========        ==========

Weighted average number of
 common shares outstanding          4,000,000         3,000,000         3,906,077         3,000,000
                                   ==========        ==========        ==========        ==========


   The accompanying notes are an integral part of these financial statements.

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                        Statement of Stockholders' Equity
                From Inception July 16, 2008 to February 28, 2010
                                   (Unaudited)

                                                                                            Deficit
                                                                                          Accumulated
                                                                             Common         During
                                           Common Stock        Paid in       Stock       Exploration       Total
                                       Shares        Amount    Capital     Subscribed        Stage         Equity
                                       ------        ------    -------     ----------        -----         ------
Common Shares issued to founders
 @ $0.005 per share                   3,000,000      $  300    $ 14,700      $     --      $      --      $ 15,000

Net loss, August 31, 2008                    --          --          --            --         (7,394)       (7,394)
                                      ---------      ------    --------      --------      ---------      --------

Balance, August 31, 2008              3,000,000      $  300    $ 14,700      $     --      $ (7,394)      $  7,606
                                      =========      ======    ========      ========      =========      ========
Common stock subscribed, 880,000
 shares at $0.03 per share                   --          --          --        26,400             --        26,400

Net loss, August 31, 2009                    --          --          --            --        (14,126)      (14,126)
                                      ---------      ------    --------      --------      ---------      --------

Balance, August 31, 2009              3,000,000      $  300    $ 14,700      $ 26,400      $ (21,520)     $ 19,880
                                      =========      ======    ========      ========      =========      ========
Common stock issued, 1,000,000
 shares at $0.03 per share            1,000,000         100      29,900       (26,400)            --         3,600

Net loss, February 28, 2010                  --          --          --            --        (14,430)      (14,430)
                                      ---------      ------    --------      --------      ---------      --------

Balance, February 28, 2010            4,000,000      $  400    $ 44,600      $     --      $ (35,950)     $  9,050
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

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                               July 16, 2008
                                                                                             (Date of Inception)
                                                         6 Months Ended     6 Months Ended        through
                                                           February 28,       February 28,       February 28,
                                                              2010               2009               2010
                                                            --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $(14,430)          $ (7,907)          $(35,950)
  Increase in Accounts payable                                    --              1,500              1,500
                                                            --------           --------           --------
NET CASH USED IN OPERATING ACTIVITIES                        (14,430)            (6,407)           (34,450)
                                                            --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                              --                 --                 --
                                                            --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Outstanding checks in excess of bank balance                  (820)                --                 --
  Increase in loan from director                                  50                 --              4,250
  Issuance of common stock                                    30,000                 --             45,000
                                                            --------           --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     29,230                 --             49,250
                                                            --------           --------           --------

NET INCREASE IN CASH                                          14,800             (6,407)            14,800

Cash at Beginning of Year                                         --              7,606                 --
                                                            --------           --------           --------
CASH AT END OF YEAR                                         $ 14,800           $  1,199           $ 14,800
                                                            ========           ========           ========

Supplemental Disclosures for Cash Flow Information

Cash paid for:
  Interest expense                                          $     --           $     --           $     --
                                                            ========           ========           ========

  Income taxes                                              $     --           $     --           $     --
                                                            ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)
                                February 28, 2010


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

BOMPS MINING, INC. (the Company) was incorporated on July 16, 2008 under the laws of the State of Delaware. The Company is primarily engaged in the acquisition and exploration of mining properties.

The Company currently has no operations and, in accordance with FASB ASC 915 "DEVELOPMENT STAGE ENTITIES," is considered an Exploration Stage Enterprise. The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.

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

CASH

For the Statement of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of February 28, 2010 and August 31, 2009.

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

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)
                                February 28, 2010


property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

INCOME TAXES

The Company accounts for income taxes under FASB ASC 740 "INCOME TAXES." Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at February 28, 2010.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at February 28, 2010 and 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended February 28, 2010 and 2009.

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)
                                February 28, 2010


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

SHARE BASED EXPENSES

FASB ASC 718 "COMPENSATION - STOCK COMPENSATION" prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. , may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (A) the option to settle by issuing equity instruments lacks commercial substance or (B) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 "EQUITY - BASED PAYMENTS TO NON-EMPLOYEES." Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (A) the goods or services received; or (B) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company is not presently involved in any litigation.

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

RECENTLY IMPLEMENTED STANDARDS

FASB ASC 105, "GENERALLY ACCEPTED ACCOUNTING PRINCIPLES" (FASB ASC 105) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)
                                February 28, 2010


Codification ("FASB ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative". FASB ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in FASB ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

FASB ASC 855, "SUBSEQUENT EVENTS" includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events.
FASB ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in FASB ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

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

RECENTLY ISSUED STANDARDS

In September 2009, the FASB issued FASB ASC Update No. 2009-12, "FAIR VALUE MEASUREMENTS AND DISCLOSURES (TOPIC 820): INVESTMENTS IN CERTAIN ENTITIES THAT CALCULATE NET ASSET VALUE PER SHARE (OR ITS EQUIVALENT)" (FASB ASC Update No. 2009-12). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)
                                February 28, 2010


FASB ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of FASB ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, AMENDMENTS TO FASB INTERPRETATION NO. 46(R) ("Statement No. 167"). Statement No. 167 amends FASB Interpretation No. 46R, CONSOLIDATION OF VARIABLE INTEREST ENTITIES AN INTERPRETATION OF ARB NO. 51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with FASB ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS AN AMENDMENT OF FASB STATEMENT NO. 140 ("Statement No. 166"). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, ACCOUNTING FOR TRANSFERS AND EXTINGUISHMENT OF LIABILITIES A REPLACEMENT OF FASB STATEMENT 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with FASB ASC 105, the standard shall remain authoritative until it is integrated. The Company

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)
                                February 28, 2010


does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

NOTE 5 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $35,950 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 6 - RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

While the company is seeking additional capital the director has advanced funds to the company to pay any cost incurred by it. These funds are interest free. The balance due to the director was $4,250 and $4,200 at February 28, 2010 and August 31, 2009, respectively.

NOTE 7 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of February 28, 2010:

Common Stock, $0.0001 par value: 80,000,000 shares authorized; 4,000,000 shares issued and outstanding.

                               BOMPS MINING, INC.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                   (Unaudited)
                                February 28, 2010


On August 31, 2008 the Company issued a total of 3,000,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $15,000.

On September 18, 2009 the Company issued a total of 1,000,000 shares of common stock to various individuals for cash in the amount of $0.03 per share for a total of $ 30,000 to complete its S-1 offering.

As of February 28, 2010 the Company had 4,000,000 shares of common stock issued and outstanding.

NET LOSS PER COMMON SHARE

The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 3,906,077 for the six months ended February 28, 2010 and 3,000,000 shares for six months ended February 28, 2009. As of February 28, 2010 and February 28, 2009 and since inception, the Company had no dilutive potential common shares.

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

We received our initial funding of $15,000 through the sale of common stock to our officer and director, Ms. Ertz, who purchased 3,000,000 shares of our common stock at $0.005 per share on July 16, 2008. On September 18, 2009 the Company issued a total of 1,000,000 shares of common stock to various individuals for cash in the amount of $0.03 per share for a total of $ 30,000 to complete our S-1 offering. Our financial statements from inception (July 16, 2008) through the period ended February 28, 2010 report a net loss of $35,950 and no revenues.

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

PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete the first two phases of the exploration program on our claims consisting of geological mapping, soil sampling and rock sampling. In addition to the $9,000 we anticipate spending on Phase 2 of the exploration program as outlined below, we anticipate spending an additional $8,000 on professional fees and complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $17,000. If we experience a shortage of funds during the next 12 months, we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for professional fees and operation expenses, however, she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

   Phase               Exploration Program                 Cost                        Status
   -----               -------------------                 ----                        ------
Phase 1   Detailed Prospecting, mapping and soil          $ 8,000      Fieldwork completed.
          geochemistry.  The timeline for
          accomplishing this phase of fieldwork
          including the turn-around time on analyses
          is approximately two months.

Phase 2   Magnetometer and VLF electromagnetic, grid      $ 9,000      Expected to be completed in late spring, 2010
          controlled surveys over the areas of                         (depending on the results of Phase 1, and
          interest determined by the Phase 1 survey.                   consulting geologist's schedule).
          Included in this estimated cost is
          transportation, accommodation, board, grid
          installation, two geophysical surveys, maps
          and report

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

The consulting geologist has completed the fieldwork for Phase 1 of the exploration program on the claims and we are awaiting his report. We have a verbal agreement with James McLeod, the consulting geologist, to retain his services to carry out the exploration program. If Phase 1 of the exploration program is successful, we anticipate commencing Phase 2 in late spring 2010. We expect this phase to take three weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 28, 2010 was $14,800 with outstanding liabilities of $5,750. If the first two phases of our exploration program are successful in identifying mineral deposits we will attempt to raise the necessary funds to proceed with phase three, and any subsequent drilling and extraction. The sources of funding we may consider to fund this work include a second public offering, a private placement of our securities or loans from our director or others.

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

We incurred operating expenses of $10,530 and $4,947 for the three months ended February 28, 2010 and 2009, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the Securities and Exchange Commission and $8,000 in mineral property expenditures. Our financial statements from inception (July 16, 2008) through the period ended February 28, 2010 report no revenues and a net loss of $35,950.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2010.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Bomp Mining Inc.'s internal controls over financial reporting during the quarter ended February 28, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf in San Diego, CA, by the undersigned, thereunto duly authorized.

March 15, 2010      Registrant:  Bomps Mining, Inc.


                    By: /s/ Kris Ertz
                        --------------------------------------------------------
                        Kris Ertz, Director, President, Secretary, Treasurer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)