Form 10-Q
period 2010-05-31
Bomps Mining, Inc.
filed 2010-07-20
CIK 1445941

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2010

Commission File Number 333-156383

BOMPS MINING, INC.
 (Exact name of registrant as specified in its charter)

Delaware
 (State or other jurisdiction of incorporation or organization)

1896 School Street
Moraga, CA 94556
(Address of principal executive offices, including zip code)

Telephone (925) 327-2000
(Telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,000,000 shares as of July 19, 2010.

ITEM 1. FINANCIAL STATEMENTS

BOMPS MINING, INC.
(An Exploration Stage Enterprise)
Condensed Balance Sheets

	May 31	August 31
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$-
Restricted cash	-	26,400
Total Current Assets	-	26,400

Total Assets	$-	$26,400

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Outstanding checks in excess of bank balance	$-	$820
Accounts payable	4,250	1,500
Loan from director	-	4,200
Current Liabilities	$4,250	$6,520

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock subscribed		26,400
Common stock: $0.0001 par value; 80,000,000 authorized; 4,000,000 common shares issued and outstanding at May 31, 2010 and August 31, 2009	400	300
Additional paid in capital	44,600	14,700
Accumulated deficit during exploration stage	(49,250)	(21,520)
Total stockholders' (deficit) equity	(4,250)	19,880

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$-	$26,400

The accompanying notes are an integral part of these condensed financial statements.

BOMPS MINING, INC.
(An Exploration Stage Enterprise)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,		July 16, 2008 (Date of Inception) through May 31,
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$-

Cost of revenue	-	-	-	-	-

Gross profit	$-	$-	$-	$-	$-
General, selling, and administrative expenses	13,300	2,565	19,730	10,472	34,250
Mineral Expenditures		-	8,000	-	15,000

Operating loss	(13,300)	(2,565)	(27,730)	(10,472)	(49,250)

Non-operating income (expense)	-	-	-	-	-

Net loss	$(13,300)	$(2,565)	$(27,730)	$(10,472)	$(49,250)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	4,000,000	3,000,000	3,937,729	3,000,000

The accompanying notes are an integral part of these condensed financial statements.

BOMPS MINING, INC.
(An Exploration Stage Enterprise)
Condensed Statement of Stockholders' Equity (Deficit)
From Inception July 16, 2008 to May 31, 2010
(Unaudited)

					Deficit
					Accumulated
				Common	During
	Common Stock		Paid in	Stock	Exploration	Total
	Shares	Amount	Capital	Subscribed	Stage	Equity
Common Shares issued to founders @ $0.005 per share	3,000,000	$300	$14,700	$-	$-	$15,000

Net loss, August 31, 2008	-	-	-	-	(7,394)	(7,394)
Balance, August 31, 2008	3,000,000	$300	$14,700		$(7,394)	$7,606

Common stock subscribed, 880,000 shares at $0.03 per share				26,400		26,400
Net loss, August 31, 2009	-	-	-	-	(14,126)	(14,126)
Balance, August 31, 2009	3,000,000	$300	$14,700	$26,400	$(21,520)	$19,880
Common stock issued, 1,000,000 shares at $0.03 per share	1,000,000	100	29,900	(26,400)		3,600
Net loss, May 31, 2010	-	-	-	-	(27,730)	(27,730)
Balance, May 31, 2010	4,000,000	$400	$44,600	$-	$(49,250)	$(4,250)

The accompanying notes are an integral part of these condensed financial statements.

BOMPS MINING, INC.
(An Exploration Stage Enterprise)
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended May 31,		July 16, 2008 (Date of Inception) through May 31,
	2010	2009	2010
Cash Flows from Operating Activities
Net loss	$(27,730)	$(10,472)	$(49,250)
Increase in accounts payable	(1,500)	1,500	-
Net cash used in operating activities	(29,230)	(8,972)	(49,250)

Cash Flows from Investing Activities	$-	$-	$-

Cash Flows from Financing Activities
Outstanding checks in excess of bank balance	$(820)	$-	$-
Increase in loan from director	50	1,700	4,250
Issuance of common stock	30,000	-	45,000
Net cash provided by financing activities	$29,230	$1,700	$49,250

Net increase in cash	-	(7,272)	-

Cash at beginning of year	$-	$7,606	$-
Cash at end of Year	$-	$334	$-

Supplemental Disclosures for Cash Flow Information

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

BOMPS MINING, INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
May 31, 2010

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto for the fiscal year ended August 31, 2009 included in its Annual Report on Form 10-K.

Loss per share

Basic earnings or (loss) per share (“EPS”) is computed as net loss divided by the weighted average number of shares outstanding during the period in accordance with Earnings Per Share Topic of FASB ASC. Diluted EPS includes the effect from potential dilutive securities and is equal to basic loss per share for all periods presented because there are no potential dilutive securities. All per share and per share information is adjusted retroactively to reflect stock splits and changes in par value.

NOTE 2 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $49,250 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

BOMPS MINING, INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
May 31, 2010

NOTE 3 – RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus she may face a conflict in selecting between the Company and her other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

While the company is seeking additional capital the director has advanced funds to the company to pay any cost incurred by it. These funds are interest free. The balance due to the director was $4,250 and $4,200 at May 31, 2010 and August 31, 2009, respectively.  Based on Note 5 below, the $4,250 owed to the now former officer has been accounted for as regular accounts payable.

NOTE 4 – STOCKHOLDERS’ (DEFICIT) EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of May 31, 2010:

Common Stock, $0.0001 par value: 80,000,000 shares authorized; 4,000,000 shares issued and outstanding.

On August 31, 2008 the Company issued a total of 3,000,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $15,000.

On September 18, 2009 the Company issued a total of 1,000,000 shares of common stock to various individuals for cash in the amount of $0.03 per share for a total of $30,000 to complete its S-1 offering.

As of May 31, 2010 the Company had 4,000,000 shares of common stock issued and outstanding.

Net loss per common share
The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 3,937,729 for the nine months ended May 31, 2010 and 3,000,000 shares for nine months ended May 31, 2009.  As of May 31, 2010 and May 31, 2009 and since inception, the Company had no dilutive potential common shares.

BOMPS MINING, INC.
(AN EXPLORATION STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
(Unaudited)
May 31, 2010

NOTE 5 – CHANGE OF DIRECTORS

On April 8, 2010, Doug Cole was appointed as a member of the board of directors and as President, Secretary and Treasurer of Bomps Mining, Inc. (the “Company”).  Mr. Cole is currently the managing partner of Great Bear LLC, a corporate consulting firm.

On April 8, 2010, Kris Ertz resigned from her position as a member of the board of directors of the Company.  She also resigned from her positions as President, Secretary, Treasurer and Chief Financial Officer.  There were no disagreements or disputes between Ms. Ertz and the Company which led to her resignation.  Her resignation as an officer and director of the Company was effective immediately.

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

BOMPS MINING, INC.

Bomps Mining, Inc. was incorporated in the State of Delaware on July 16, 2008 to engage in the acquisition, exploration and development of natural resource properties. We intend to use the net proceeds from an offering of registered shares to develop our business operations. We are an exploration stage company with no revenues or operating history. The principal executive offices are located at 3960 W. Point Loma Blvd., Suite H-436, San Diego, CA 92110. The telephone number is (925) 377-2000.

We received our initial funding of $15,000 through the sale of common stock to our former officer and director, Ms. Ertz, who purchased 3,000,000 shares of our common stock at $0.005 per share on July 16, 2008. On September 18, 2009 the Company issued a total of 1,000,000 shares of common stock to various individuals for cash in the amount of $0.03 per share for a total of $ 30,000 to complete our S-1 offering. Our financial statements from inception (July 16, 2008) through the period ended May 31, 2010 report a net loss of $49,250 and no revenues.

Our independent auditor has issued an audit opinion for Bomps Mining, Inc. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We currently own a 100% undivided interest in a mineral property, the Zag 5-8 Mineral Claims (known as the "Zag Property"). The Zag Property consists of an area of 82.64 acres located in the Weepah Hills Area, Esmeralda County, Nevada. Title to the Zag Property is held by Bomps Mining, Inc. At the present time, we do not have any plans to conduct mineral exploration activities on this property.

We have not earned any revenues to date and we do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. As of the date of this report, we have no present intentions of entering into commercial production of our mineral properties. We have redirected our focus and are seeking potential merger and acquisition candidates.

There is no current public market for our securities. As our stock is not publicly traded, investors should be aware they probably will be unable to sell their shares and their investment in our securities is not liquid.

PLAN OF OPERATION

As of the date of this report, the Company has redirected its focus from mining to seeking potential merger and acquisition candidates.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2010 was $0 with outstanding liabilities of $4,250.

Historically, our former director had funded our operations though loans to the Company.  We will likely need to seek additional funding once a merger or acquisition candidate is identified.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date. We received our initial funding of $15,000 through the sale of common stock to our former officer and director, Ms. Ertz, who purchased 3,000,000 shares of our common stock at $0.005 per share on July 16, 2008. On September 18, 2009 the Company issued a total of 1,000,000 shares of common stock to various individuals for cash in the amount of $0.03 per share for a total of $ 30,000 to complete our S-1 offering.

We incurred operating expenses of $13,300 and $2,565 for the three months ended May 31, 2010 and 2009, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our reports with the Securities and Exchange Commission. Our financial statements from inception (July 16, 2008) through the period ended May 31, 2010 report no revenues and a net loss of $49,250.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in Bomps Mining Inc.'s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2010.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that Bomps Mining Inc.'s disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Bomps Mining Inc.'s internal controls over financial reporting during the quarter ended May 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Sec. 302 Certification of Principal Executive Officer

31.2	Sec. 302 Certification of Principal Financial Officer

32.1	Sec. 906 Certification of Principal Executive Officer

32.2	Sec. 906 Certification of Principal Financial Officer

________________________

* Exhibit is incorporated by reference and can be found in its entirety in our Registration Statement on Form S-1 (SEC File Number 333-156383) on the website at www.sec.gov

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bomps Mining, Inc.

July 20, 2010	By:	/s/ Doug Cole
Doug Cole, Director, President, Secretary, and Treasurer
(Principal Executive Officer and Principal Accounting Officer)