Form 10-K
period 2010-08-31
China Chemical Corp.
filed 2010-10-22
CIK 1445941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

Commission file number 333-156383

China Chemical Corp.
(Formerly known as Bomps Mining, Inc.)
 (Exact name of registrant as specified in its charter)

Delaware	26-3018106
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

 1, Electric Power Plant Road
Zhou Cun District
Zibo, People’s Republic of China
(Address of Principal Executive Offices & Zip Code)

86-0533-61668699

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

 None

Securities registered pursuant to section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of October 21, 2010, the registrant had 30,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

CHINA CHEMICAL CORP.

PART I

ITEM 1. BUSINESS

China Chemical Corp. (the “Company”, “we”, “us” or “our”) was incorporated in the State of Delaware on July 16, 2008 under the name Bomps Mining, Inc.

On September 24, 2010, the Company changed its name from “Bomps Mining, Inc.” to “China Chemical Corp.” (the “Name Change”) and effected a nine-to-one stock dividend whereby each stockholder of record of the Company as of October 7, 2010 (the “Record Date”) was issued 9 shares of common stock for each 1 share of common stock which they hold as of the Record Date (the “Stock Dividend”), Unless otherwise indicated in this Annual Report, all share amounts (other than in the financial statements) reflect the Stock Dividend.

On September 30, 2010, the Company entered into a Share Exchange Agreement with Gold Champ Consultants Limited, a Hong Kong corporation (“Gold Champ”) and the shareholders of Gold Champ, pursuant to which the Company acquired 100% of the issued and outstanding capital of Gold Champ in exchange for 19,861,700 shares of the Company’s common stock, par value $0.0001 (the “Share Exchange”). Prior to the Share Exchange, the Company adopted the China Chemical Corp. 2010 Incentive Stock Plan (the “2010 Plan”) and  reserved for issuance 500,000 shares of common stock for issuance as awards to officers, directors, employees, consultants and others. Upon the closing of the Share Exchange, the Company issued an aggregate of 38,300 shares of common stock to certain eligible individuals under the 2010 Plan. In addition, the Company issued 100,000 shares of common stock to its investor relations firm. Gold Champ is a holding company whose asset is 100% of the registered capital of Zibo Costar Information Consulting Co., Ltd. (“Zibo Costar Information Consulting”), a Wholly-Owned Foreign Enterprise ("WOFE") organized under the laws of the People’s Republic of China (“PRC”). All of Gold Champ's operations are conducted in China through Zibo Costar Information Consulting, and through contractual arrangements with Zibo Jiazhou Chemical Industry Co., Ltd., a limited liability enterprise organized under the laws of the People’s Republic of China (“Zibo Jiazhou Chemical”). Zibo Jiazhou Chemical is a manufacturing company that is based in Shandong, China. It is principally engaged in the manufacturing of organic chemical compounds. At the time of the Share Exchange, the Company was not engaged in any active business. Following the Share Exchange, we intend to carry on the business of Zibo Jiazhou Chemical, our PRC operating entity, as our sole line of business.

In connection with the Share Exchange, the following transactions took place:

•	Doug Cole resigned as the Company’s President, Secretary, Treasurer on September 30, 2010. Following the Share Exchange, he will retain his position as a member of the Company’s Board of Directors.

•
Lu Feng, Chairman of Gold Champ, Zibo Costar Information and Zibo Jiazhou Chemical, was elected to serve on the Company’s Board of Directors as Chairman, and was appointed as Chief Executive Officer and President of the Company.

•	Lu Lingliang, Vice-Chairman of Zibo Jiazhou Chemical was elected to serve on the Company’s Board of Directors as Vice-Chairman.

•	Yan Kai, Chief Operating and Administration Officer of Zibo Jiazhou Chemical, was appointed as Chief Operating and Administration Officer of the Company.

•	Dean Huge was appointed as Chief Financial Officer and Treasurer of the Company.

•	Zhang Lianjun, Chief Marketing Officer of Zibo Jiazhou Chemical, was appointed as Chief Marketing Officer of the Company.

•	Li Bin, Chief Accounting Officer of Zibo Jiazhou Chemical, was appointed as Chief Accounting Officer of the Company.

•	Chen Hui was elected to serve on the Company’s Board of Directors.

•	Jared Wang was elected to serve on the Company’s Board of Directors.

•
Immediately following the closing of the Share Exchange, under an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Liabilities (the “Conveyance Agreement”), the Company transferred all of its pre-Share Exchange assets and liabilities to its wholly-owned subsidiary, Bomps Mining Holdings, Inc. (“SplitCo”).  Thereafter, pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), the Company transferred all of the outstanding capital of SplitCo to one of its shareholders in exchange for the cancellation of 30,000,000 shares of the Company’s common stock (the “Split-Off Transaction”). Following the Share Exchange and the Split-Off Transaction, the Company discontinued its former business and is now engaged in the chemical manufacturing business.

As a result of these transactions, the former shareholders of Gold Champ now own securities that in the aggregate represent approximately 66% of the equity in the Company.

Overview

Following the Share Exchange, we intend to carry on the business of Zibo Jiazhou Chemical, our PRC operating entity, as our sole line of business through certain contractual arrangements between Zibo Jiazhou Chemical and Zibo Costar Information Consulting as more fully described below. Zibo Jiazhou Chemical is a manufacturer of organic chemical compounds and other high-value fine chemicals. These chemicals are pure, single chemical substances that are commercially produced with chemical reactions into highly specialized applications which are custom-produced in smaller quantities for special uses. Gold Champ was incorporated in Hong Kong under Chapter 32 Companies Ordinance on July 15, 2010 as a limited company. The Company is a holding company whose primary asset is 100% of the registered capital of Zibo Costar Information Consulting, a company organized under the laws of the PRC.

To comply with the PRC laws and regulations while operating our chemical business in the PRC, Gold Champ, through its subsidiary, Zibo Costar Information Consulting, which is a WOFE in the PRC, entered into contractual agreements (known as a “variable interest entity” (VIE) arrangement) with Zibo Jiazhou Chemical on September 30, 2010, under which Zibo Costar Information Consulting provides exclusive management and technical services and exclusive technology consulting services (collectively, the “Service Agreements”) to Zibo Jiazhou Chemical in exchange for substantially all of the net income of Zibo Jiazhou Chemical. As collateral to ensure Zibo Jiazhou Chemical’s payments under the Service Agreements, the shareholders of Zibo Jiazhou Chemical, through an equity pledge agreement, pledged all of their rights and interests in Zibo Jiazhou Chemical, including voting rights and dividend rights, to Zibo Costar Information Consulting. In addition, the shareholders of Zibo Jiazhou Chemical, through an exclusive option agreement, granted to Zibo Costar Information Consulting an exclusive, irrevocable and unconditional right to purchase part or all of the equity interests in Zibo Jiazhou Chemical when the purchase becomes permissible under the relevant PRC Law.

Our Structure

China Chemical Corp.
(Delaware Corporation)
100%
Gold Champ Consultants Limited (HK)
100%
Zibo Costar Information Consulting Co., Ltd. (China)
Contractual Arrangement
100%
Contractual
Arrangement
Lu Feng
Lu Lingliang
Zhang Meng
YLL Investment Group
32.76%
32.04%
5.20%
30.00%
Zibo Jiazhou Chemical Industry Co. Ltd.
(domestic, PRC)
100%

We need to use the following contractual arrangement to exercise effective control.

As further described below, Zibo Costar Information Consulting has entered into the following contractual arrangements with Zibo Jiazhou Chemical and the shareholders of Zibo Jiazhou Chemical, pursuant to which it exercises effective control over Zibo Jiazhou Chemical:

•	Exclusive Management Consulting Services Agreement;

•	Exclusive Technology Consulting Agreement;

•	Proxy Letter;

•	Purchase Option Agreement; and

•	Equity Pledge Agreement.

Agreements that Transfer Economic Benefits to Us

Pursuant to our contractual arrangements with Zibo Jiazhou Chemical and its shareholders, Lu Feng, Lu Lingliang, Zhang Meng and YLL Investment Group Limited, Zibo Costar Information Consulting provides exclusive management consulting services and exclusive technology consulting services to Zibo Jiazhou Chemical in exchange for service fees. The service fees shall equal to 50% of the net profit of Zibo Jiazhou Chemical under the exclusive management consulting services agreement and 50% of the net profit of Zibo Jiazhou Chemical under the exclusive technology consulting agreement.

Agreements that Provide Effective Control over Zibo Jiazhou Chemical

Gold Champ’s wholly-owned subsidiary, Zibo Costar Information Consulting entered into the following agreements with Zibo Jiazhou Chemical and its shareholders, Lu Feng, Lu Lingliang, Zhang Meng and YLL Investment Group Limited that provide it with effective control over Zibo Jiazhou Chemical:

•
An exclusive management consulting services agreement, pursuant to which Zibo Jiazhou Chemical irrevocably entrusts to Zibo Costar Information Consulting the right of management and operation of Zibo Jiazhou Chemical and the responsibilities and authorities of their shareholders and directors of Zibo Jiazhou Chemical;

•
An exclusive technology consulting agreement, pursuant to which Zibo Jiazhou Chemical irrevocably entrusts to Zibo Costar Information Consulting the right to maintain the facilities and provide technical support to the operations of Zibo Jiazhou Chemical;

•
A proxy letter, pursuant to which the shareholders of Zibo Jiazhou Chemical has granted the personnel designated by Zibo Costar Information Consulting the right to appoint directors and senior management of Zibo Jiazhou Chemical and to exercise all of their other voting rights as shareholders of Zibo Jiazhou Chemical, as the case may be, as provided under the articles of association of each such entity;

•	A purchase option agreement, pursuant to which, among other things, Zibo Jiazhou Chemical:

•
May not sell, transfer, pledge or through any other method dispose of any asset, business or rights and benefits of legal or beneficial income, or permit selling other guarantee rights concerning the same, without the prior written consent of Zibo Costar Information Consulting;

•
Shall not engage in any transactions which materially affect the assets, responsibility, operation, shares and other legal rights, without the prior written consent of Zibo Costar Information Consulting;

•	Shall not pay a dividend without the prior written consent of Zibo Costar Information Consulting; and

•
Granted Zibo Costar Information Consulting or its designee an exclusive option to purchase all or part of the equity interests in Zibo Jiazhou Chemical, all or part of the equity interests in Zibo Jiazhou Chemical, or all or part of the assets of Zibo Jiazhou Chemical, in each case when and to the extent permitted by PRC law. In case of Zibo Costar Information Consulting exercising the purchase option in its sole discretion upon the occurrence of the situation in which such call option exercise become feasible under the relevant laws in PRC, any additional consideration paid other than the $1.00 which may be required under the laws of the PRC  to effect such purchase to comply with such legal formalities shall be either cancelled or returned to the Company immediately with no additional compensation to the owners; and

•
An equity pledge agreement pursuant to which each of shareholders of Zibo Jiazhou Chemical has pledged his or its equity interest in Zibo Jiazhou Chemical to Zibo Costar Information Consulting to secure their obligations under the relevant contractual control agreements, including but not limited to, the obligations of Zibo Jiazhou Chemical under the exclusive management consulting services agreement, the exclusive technology consulting agreement, the purchase option agreement, the voting rights proxy agreement described above, and each of them has agreed not to transfer, sell, pledge, dispose of or create any encumbrance on their equity interest in Zibo Jiazhou Chemical without the prior written consent of Zibo Costar Information Consulting.

See “Related Party Transactions” for further information on our contractual arrangements with these parties.

In the opinion of Grandall Legal Group, our PRC legal counsel:

•
The ownership structures of Zibo Costar Information Consulting and Zibo Jiazhou Chemical, both currently and after giving effect to this Share Exchange, are in compliance with existing PRC laws and regulations;

•
The contractual arrangements among Zibo Costar Information, Zibo Jiazhou Chemical governed by PRC law are valid, binding and enforceable, and will not result in any violation of PRC laws or regulations currently in effect; and

•
The business operations of Zibo Costar Information Consulting and Zibo Jiazhou Chemical, as described in this Form 10-K, are in compliance with existing PRC laws and regulations in all material respects.

However, in spite of the above, there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations. Accordingly, there can be no assurance that the PRC regulatory authorities will not in the future take a view that is contrary to the above opinion of our PRC legal counsel. If the PRC government finds that the agreements that establish the structure for operating our PRC chemical business do not comply with PRC government restrictions on foreign investment in the chemical businesses, we could be subject to severe penalties.

Business of Zibo Jiazhou Chemical

Zibo Jiazhou Chemical was incorporated as a limited liability enterprise on March 1, 2001 under PRC law. Zibo Jiazhou Chemical was established to produce organic compounds and other high-value fine chemicals. Zibo Jiazhou Chemical’s primary products are maleic anhydride and phthalic anhydride that are base materials to produce derivatives such as unsaturated polyester resins and polyvinyl chloride ("PVC"). Zibo Jiazhou Chemical’s facilities currently have the capacity to produce 30,000 tons/year of maleic anhydride and 50,000 tons/year of phthalic anhydride. In October 2009, construction began on an additional 30,000 tons/year maleic anhydride production line which is expected to be operational in October, 2010. Construction is expected to begin on a 50,000 tons/year of 1,4-butanediol co-generation facility in October 2010.

Current Product Offerings

Maleic anhydride is an organic chemical used primarily in the production of unsaturated polyester and polyurethane resins. The primary maleic anhydride applications produced by Zibo Jiazhou Chemical are unsaturated polyester resins and 1,4-butanediol. Unsaturated polyester resins are used to produce fiberglass reinforced high quality adhesives and paint for the automotive, construction, aviation, transportation and marine applications. According to SRI Consulting, a business research service for the global chemical industry, approximately 51% of the global maleic anhydride supply is utilized in the production of unsaturated polyester resin.

Phthalic anhydride is an organic chemical used primarily in the production of PVC. It is used as a high volume “commodity plastic” for packaging, film, magnetic tape, tires, pipes, hoses, containers, and other everyday products. The primary advantages of phthalic anhydride are:

•	High strength / weight ratio

•	Ideal for high volume product manufacturing;

•	Low scrap and recyclability; and

•	Diversified use across numerous industries.

Planned Product Offerings

1,4-butanediol is used primarily in the production of elastic fibers such as Spandex. It is also used in the production of soft and rigid foam used in dashboards, seating and insulation panels. Additional uses include durable wheels, tires and bumpers, artificial leather, flooring, insulation and high performance paints. In addition, it is used in the production of drugs, cosmetics and herbicides. According to SRI Consulting, approximately 13% of the global maleic anhydride supply is utilized in the production of 1,4-butanediol. Zibo Jiazhou Chemical expects to commence construction of a 1,4-butanediol production facility in October 2010. Construction is expected to be completed within 18 months of the commencement of construction. Accordingly, based upon current estimates, production of 1,4-butanediol will begin in April 2012. The primary advantages of 1,4-butanediol include the following:

•	Durability, elasticity, flexibility, and heat resistance;

•	High demand engineered products;

•	Low scrap and recyclability; and

•	Diversified use across numerous industries.

The following table summarizes our current and planned product offerings:

Chemical Compound	Capacity (Tons/Year)	Status
Phthalic Anhydride	50,000	No additional capacity is currently contemplated.
Maleic Anhydride	30,000 (30,000 planned)	30,000 tons/year expansion to begin in October, 2010
Fumaric Acid	3,500	Byproduct of Phthalic Anhydride and Maleic Anhydride production. No additional capacity is currently contemplated.
Acidic (Electrolyzed Water)	11,000	Byproduct of Phthalic Anhydride and Maleic Anhydride production. No additional capacity is currently contemplated.
1,4-butanediol	(50,000 planned)	Planning and permitting completed. Construction slated to begin in October 2010.
Tetrahydrofuran	(3,000 planned)	Downstream byproduct of 1,4-butanediol production. High-value polyurethane resin precursor.
y-Butyrolactone	(2,000 planned)	Downstream byproduct of 1,4-butanediol production. High-value water soluble solvent.
Steam	Variable	Byproduct of Phthalic Anhydride, Maleic Anhydride and 1,4-butanediol. Sold to local power generator.

Raw Materials and Byproducts

Benzene is the raw material used in the chemical processes at Zibo Jiazhou Chemical.

•	o-Xylene Benzene is used in the process for making phthalic anhydride.

•	Coking Benzene is used in the process of making maleic anhydride.

Benzene is introduced to catalysts which create 2 byproducts. Zibo Jiazhou Chemical has 2 processes which change the molecular structure of phthalic anhydride and maleic anhydride without having to introduce heat (cracking). These chemical reactions create the byproducts of vapor (steam) and acidic (electrolyzed water) “acid water”. They are sold in gigajoules and tons; respectively.

Acid water is a byproduct used by many industries inclusive of many industrial, health, fitness products, etc. It has the capabilities of killing bacteria and has many functions. The current capacity is only 11,000 tons/year. The acid water produced by both phthalic anhydride and maleic anhydride-plants are expected to be used in 2012 for the production of 1,4-butanediol when the plant is operational.

Steam is a byproduct which is sold to the electrical generating plant adjacent to the property, which is controlled by our Vice-Chairman and is purchased on an avoided cost calculation per gigajoule. The plant typically purchases all steam that is generated.

Fumaric Acid is an additional process which is created by the introduction of another catalyst to acid water. Fumaric acid is only created when it is economically feasible to do so. Zibo Jiazhou Chemical sells either acid water and/or fumaric acid based on the spot market pricing.

Processing Fees are referred to the raw material processing for third parties for a net fixed fee. Zibo Jiazhou Chemical’s benefits from processing the raw materials of third parties are net revenue, free steam and free acid water.

Product Sales Distribution and Marketing

Zibo Jiazhou Chemical primarily sells its products through a “cash and carry” system whereby customers notify Zibo Jiazhou Chemical of their anticipated requirements one month prior to pick-up. Prices are negotiated between Zibo Jiazhou Chemical and the customer based upon prevailing market prices. Customers are responsible for the pick-up and transport of their product orders.

During the year ended December 31, 2009, Zibo Jiazhou Chemical had sales of $56,920,742, of which $46,946,758 or 82.48% were paid for in cash or by check by customers prior to pick-up and $9,973,984 or 17.52% were paid for by customers subsequent to pick-up. During the six months ended June 30, 2010, Zibo Jiazhou Chemical had sales of $32,488,555, of which $20,451,157 or 62.95% were paid for in cash or by check by customers prior to pick-up and $12,037,398 or 37.05% were paid for by customers subsequent to pick-up.

The following table summarizes Zibo Jiazhou Chemical’s sales by product for the six months ended June 30, 2010 and 2009:

Sales by Product

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009		Comparisons
Product	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Change in Amount	Increase (Decrease) in Percentage
Maleic Anhydride	$11,629,258	35.79%	$5,594,798	24.04%	$6,034,460	107.86%
Phthalic Anhydride	$15,497,828	47.70%	$11,420,314	49.07%	$4,077,514	35.70%
Fumaric Acid	$283,017	0.87%	$97,698	0.42%	$185,319	189.69%
Acid Water	$1,072,930	3.30%	$1,690,822	7.26%	$(617,892)	(36.54%)
Processing Fee	$-	0.00%	$780,834	3.35%	$(780,834)	(100.00%)
Steam	$3,138,622	9.66%	$3,127,016	13.43%	$11,606	0.37%
Raw Material	$866,900	2.68%	$563,947	2.43%	$302,953	53.72%
Total	$32,488,555	100.00%	$23,275,429	100%	$9,213,126	39.58%

The following table summarizes Zibo Jiazhou Chemical’s sales by product for the years ended December 31, 2009 and 2008:

	For the Year Ended		For the Year Ended
	December 31, 2009		December 31, 2008		Comparisons
Product	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Change in Amount	Increase (Decrease) in Percentage
Maleic Anhydride	$17,114,630	30.07%	$14,059,194	30.68%	$3,055,436	21.73%
Phthalic Anhydride	$27,296,046	47.95%	$24,709,497	53.93%	$2,586,549	10.47%
Fumaric Acid	$305,184	0.54%	$555,410	1.21%	$(250,226)	(45.05%)
Acid Water	$3,134,331	5.51%	$2,113,827	4.61%	$1,020,504	48.28%
Processing Fee	$1,504,479	2.64%	$14,536	0.03%	$1,489,943	10250.02%
Steam	$6,223,324	10.93%	$4,366,282	9.53%	$1,857,042	42.53%
Raw Material	$1,342,748	2.36%	$-	0.00%	$1,342,748	100.00%
Total	$56,920,742	100.00%	$45,818,746	100.00%	$11,101,996	24.23%

Intellectual Property

Zibo Jiazhou Chemical owns one registered trademark. The trademark is registered with the Trademark Bureau of State Administration for Industry and Commerce. It is valid until December 27, 2019.

On February 16, 2009, Zibo Jiazhou Chemical entered into an agreement with Davy Process Technology Limited, a British company (“Davy”), pursuant to which Davy licensed certain technology and know-how, technical documentation, contract equipment, contract catalyst, technical service and technical training to be supplied by Davy for the construction of a plant for Zibo Jiazhou Chemical to manufacture products, up to a maximum of 55,000 metric tons of 1,4-butanediol equivalent, on an annual basis (the “Davy Contract”).

The total contract price is Euro16,650,000 or US$20,326,320  as of June 30, 2010 and is fixed, including (i) a fee for license of technology and know-how of Euro7,700,000 or US$ 9,400,160 as of June 30, 2010 ; (ii) a fee for contract equipment and contract catalyst of Euro4,750,000 or US$5,798,800 as of June 30, 2010; (iii) a fee for technical documentation of Euro3,600,000 or US$4,394,880 as of June 30, 2010; (iv) a fee for technical service at Euro 471,240 or US$575,290 as of June 30, 2010; and (v) a fee for technical training at Euro128,760 or US$157,190 as of June 30, 2010. According to the payment schedule provided in the Davy Contract, the initial payment (20%) of the fees for the license of technology and know-how and the fee for technical documentation of Euro2,260,000 or US$3,190,888 as of July 17, 2009 (the “Initial Software Fee”) shall be made within 20 days after receipt of corresponding invoice issued by Davy; the initial payment (50%) of fee for contract equipment and contract catalyst of Euro2,375,000 or US$3,353,257 as of July 27, 2009   (the “Initial Equipment Fee”) shall be made within 20 days after receipt of corresponding invoice issued by Davy; payments of subsequent installments and/or other fees shall be made after corresponding technical documentation, services and/or training been delivered. Zibo Jiazhou Chemical fully paid the initial software fee and the initial equipment fee on July 17, 2009 and July 27, 2009, respectively. The designing work is still in process within Davy’s office and Zibo Jiazhou Chemical has not received any technical documentation as of the date of this Current Report.

According to relevant PRC laws and regulations, a foreign entity cannot provide architecture or construction designing services directly in China, which means it has to set up a company in China to apply for necessary licenses or cooperate with a Chinese company having all necessary licenses. For the 1,4-butanediol project, Davy cooperated with Hua Lu Engineering Technology Co., Ltd. (the “Hua Lu”), a Chinese engineering company having Level I of PRC national standard engineering designing qualification. Zibo Jiazhou Chemical entered into a contract with Hua Lu on July 25, 2009. The total contract price is RMB5,750,000 or US$846,975 as of June 30, 2010, in which RMB860,000 or US$126,683 as of July 29, 2009 shall be paid as deposit within 10 days after execution of the contract and the other instalments shall be paid within 10 days after delivery of corresponding designing documentation. It is reflected in a bank sheet that Zibo Jiazhou Chemical paid the deposit on July 29, 2009. As of the date of this Current Report, Zibo Jiazhou Chemical has not received any designing documentation from Hua Lu.

On January 11, 2006, Zibo Jiazhou Chemical entered into a licensing agreement with the Institute of Coal Chemistry, Chinese Academy of Sciences (the “Licensor”), pursuant to which the Licensor granted Zibo Jiazhou Chemical an exclusive license to certain technology utilized in the production of maleic anhydride.  The license is valid until June 8, 2026.

Competition

Zibo Jiazhou Chemical's customer base is currently predominantly based in the Shandong Province. The Company does not believe that it currently faces any significant direct competition for the sale of its products in the Shandong Province. The chemical manufacturing industry in the PRC, however, is highly competitive. Larger, more well capitalized companies may emerge that may be able to satisfy Zibo Jiazhou Chemical’s customer requirements more readily than it is currently able to.

Zibo Jiazhou Chemical's primary competitors are as follows:

Shandong Hongxin Chemical Industry Co., Ltd  Shandong Hongxin Chemical, located in Zibo City, which is approximately 100 km from the Zibo Jiazhou Chemical facilities, currently has the capacity to produce 13,000 tons/year of maleic anhydride and 80,000 tons/year of phthalic anhydride. The Company is not aware of any plans by Shandong Hongxin Chemical to expand its operations to include the production of 1,4-butanediol.

Dongying Lihuyi Chemical Industry Co., Ltd  Dongying Lihuyi Chemical, located in Dongying City, which is approximately 100 km from the Zibo Jiazhou Chemical facilities, currently has the capacity to produce 20,000 tons/year of phthalic anhydride. The Company is not aware of any plans by Dongying Lihuyi Chemical to expand its operations to include the production of 1,4-butanediol. Pursuant to the Davy Contract, Davy may not transfer the 1,4-butanediol technology to another company in the Shandong Province.

Zibo Qifeng Chemical Industry Co., Ltd  Zibo Qifeng Chemical, located in Zibo Linzi, which is approximately 100 km from the Zibo Jiazhou Chemical facilities, currently has the capacity to produce 8,000 tons/year of maleic anhydride. The Company is not aware of any plans by Zibo Qifeng Chemical to expand its operations to include the production of 1,4-butanediol.

Shijiazhuang Bailong Chemical Industry Co., Ltd Shijiazhuang Bailong Chemical, located in Shijiazhuang, which is approximately 400 km from the Zibo Jiazhou Chemical facilities, currently has the capacity to produce 20,000 tons/year of maleic anhydride and 50,000 tons/year of phthalic anhydride. The Company is not aware of any plans by Shijiazhuang Bailong Chemical to expand its operations to include the production of 1,4-butanediol.

Tianjin Taisen Chemical Industry Co., Ltd  Tianjin Taisen Chemical, located in Tianjin, which is approximately 300 km from the Zibo Jiazhou Chemical facilities, currently has the capacity to produce 20,000 tons/year of phthalic anhydride. The Company is not aware of any plans by Tainjin Taisen Chemical to expand its operations to include the production of 1,4-butanediol.

Employees

As of September 1, 2010, we have a total of approximately 167 employees and skilled labor working in our offices and production facilities in the PRC. However, there can be no assurance that we will be able to maintain a prolonged good relationship with our existing or ex-employees and that no labor disruptions will occur in the future. Should any industrial action or labor unrest occur, our business operations could be adversely affected. The following table outlines the breakdown of the 167 employees:

Departments	Employee Amount
Management	7
Sales	5
Plant operations	103
Plant maintenance	7
Accounting	5
Employee support	16
Security	3
Other	21
Total	167

Government and Environmental Regulation

Industrial Products Production License

The Administration Rules on Industrial Products Production License was promulgated by the State Council on July 9, 2005, according to which enterprises intending to engage in production of important industrial product, including dangerous chemicals, shall meet with certain requirements and obtain a license from governmental quality supervision authority.

Zibo Jiazhou Chemical obtained its License of Producing Industrial Products on April 10, 2006, which has information registered therein as follows:

Certificate No.: XK13-216-00149
Scope of products: phthalic anhydride (PA)
Issued by: the State Bureau of Quality and Technical Supervision
Issuing Date: April 10, 2006
Valid Until: April 9, 2011

Although Zibo Jiazhou Chemical began to produce maleic anhydride in April 2007, maleic anhydride is not registered in the scope of products of its current Industrial Products Production License. If Zibo Jiazhou Chemical fails to do the filing, the relevant government authority may order Zibo Jiazhou Chemical to suspend production of the unregistered product and impose fines. Zibo Jiazhou Chemical recently applied with the relevant authority for the registration of maleic anhydride in this license and expects to obtain approval within a reasonable time.

Registration Certificate of Enterprise Producing Dangerous Chemicals

According to the Administration Rules on Registration of Dangerous Chemicals promulgated on October 8, 2002, enterprises producing dangerous chemicals shall filing documents in relation to production, products’ specifications, safety management system, accident handling measures, etc. to the governmental registration centre for registration.

The Company obtained its initial registration certificate required under the said regulation on April 28, 2007 and renewed it on August 12, 2010. The information registered on the current certificate are as follows:

Certificate No.: 370312114
Registered Chemicals: phthalic anhydride (PA) and o-xylene(邻二甲苯)
Issued by:  the Registration Centre of Dangerous Chemicals of the State Bureau of Work Safety
Issuing Date: August 12, 2010
Valid Until: August 11, 2013

Registration Certificate of Chemicals Subject to Supervision and Control

The Registration Certificate of Chemicals Subject to Supervision and Control promulgated by the State Council on December 27, 1995 provides that the activities of production, trading and using of chemicals which could be used to produce chemical weapons are under supervision and control of the government and every person intending to engage in such activities shall be registered with and approved by competent government authority before acting.

Zibo Jiazhou Chemical obtained its first Registration Certificate of Chemicals Subject to Supervision on December 19, 2003, which was renewed several times thereafter. The information in the current registration certificate is as follows:

Certificate No.: HW37C(001)号
Registered Chemicals: phthalic anhydride (PA) and maleic anhydride (MAH)
Issued by: Chemical Industry Administration Office of Zibo City
Issuing Date: November 9, 2009
Valid Until: November 8, 2010

Registration Certificate of Standardization

The information in the current registration certificate is as follows:

National Standard Registration Certificate (山东省企业产品执行标准登记证书)
Certificate No.: 370300-0510
Standard in Conformance:  GB/T 3676-2008 for maleic anhydride (MAH); GB/T 15336-2006 for phthalic anhydride (PA)
Issued by: Quality and Technical Supervision Bureau of Shandong Province
Issuing Date: April 22, 2010
Valid Until: April 22, 2013

License of Heating Supply

Zibo Jiazhou Chemical is engaged in the sale of steam, which is produced as a byproduct of phthalic anhydride and maleic anhydride. According to the Administration Rules of Shandong Province on Heating Supply Permit and the Administration Rules of Shandong Province on Heating Supply promulgated by Shandong Provincial Government on February 27, 2006 and October 31, 2007 respectively, Zibo Jiazhou Chemical registered with the government authority for being in the business relating to public utility and obtained a license with information set forth as follows:

Certificate No.: 鲁淄热许字第10018号
Issued by: Public Utility Administration Bureau of Shandong Province
Issuing Date: June 7, 2010
Valid Until: June 7, 2013

Project Investment Approvals

According to relevant PRC regulations, for each project having fixed assets construction or enlargement, as a precondition for applying for other necessary approvals from various government authorities (such as land, layout, construction, fire control, etc.), the approval in regard of investment scale, capital sources, production capacity, profit prediction, resources consumption, etc. from competent level of governmental authority in charge of macro-economic control of this area shall be firstly obtained (the “Project Investment Approval”).

Zibo Jiazhou Chemical has three projects been built or in building:

(1)	Project of phthalic anhydride (“Project A”)

The construction of Project A was divided into two phases. Phase I, having annual production capability of 30,000 tons phthalic anhydride, began in February 2004 and completed in August 2006. Phase II, having annual production capability of 20,000 tons phthalic anhydride, began in October 2007 and completed in February 2008. The Company obtained the Project Investment Approval from the Economic and Trade Administration Committee of Zibo Municipal on June 3, 2004.

(2)	Project of maleic anhydride (“Project B”)

The construction of Project B was divided into three phases. Phase I, having annual production capability of 10,000 tons maleic anhydride, began in November 2004 and completed in April 2007. Phase II, having annual production capability of 20,000 tons maleic anhydride, began in October 2007 and completed in June 2008. Construction of Phase III, having the production capability of 30,000 tons maleic anhydride has already begun and operations will commence in October, 2010.

Zibo Jiazhou Chemical obtained the Project Investment Approval from the Economic and Trade Administration Committee of Zibo Municipal on March 11, 2006 for Phase I of Project B and obtained the Project Investment Approval from the Economic and Trade Administration Committee of Shandong Province on March 5, 2009 for Phase III of Project B.

(3)	Project of 1,4-butanediol (“Project C”)

Zibo Jiazhou Chemical obtained the Project Investment Approval for Project C, having annual production capacity of 50,000 tons/year 1,4-butanediol, from the Economic and Trade Administration Committee of Shandong Province on March 5, 2009.  Construction of Project C is expected to begin in October 2010.  Construction is expected to be completed within 18 months of the commencement of construction. Accordingly, based upon current estimates, production of 1,4-butanediol will begin in April 2012.

Our Strategies, Risks and Uncertainties

In order to enhance our position as one of the top chemical manufacturers in the PRC, we intend to expand our 1,4-butanediol production, expand our toll processing business to maximize capacity utilization and gain no-cost by-product revenues for acid water and steam sales, widen our geographic distribution and sales networks into new domestic and international markets, and further integrate Westerns management best practices and techniques to maximize profitability and financial controls.

These risks and uncertainties, along with others, are also described in the Risk Factors section of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of risks. You should carefully consider each of the risks described below before deciding to invest in our common stock. If any of the risks that we face actually occur, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make. In such case, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Associated with our Business

We have a relatively limited operating history.

We have a relatively limited operating history with respect to our current business strategy. Zibo Jiazhou Chemical, our PRC operating entity, through which we currently operate our business, commenced production of phthalic anhydride in 2001 and maleic anhydride in 2007. We also intend to shift the focus of our production to 1,4-butanediol. You should consider our future prospects in light of the risks and uncertainties typically experienced by companies such as ours in evolving industries such as the chemical industries in China and the Asia-Pacific region. Some of these risks and uncertainties relate to our ability to:

●	Offer new and innovative products to attract and retain a larger customer base;

●	Attract additional customers and increase spending per customer;

●	Increase awareness of our products and brands and continue to develop user and customer loyalty;

●	Raise sufficient capital to sustain and expand our business;

●	Maintain effective control of our costs and expenses;

●	Respond to changes in our regulatory environment;

●	Respond to competitive market conditions;

●	Manage risks associated with intellectual property rights;

●	Integrate any business acquisition properly;

●	Attract, retain and motivate qualified personnel; and

●	Upgrade our technology to support additional research and development of new products.

Because our contracts are individual purchase orders and not long-term agreements, the results of our operations can vary significantly from quarter to quarter.

We currently do not have any long-term contracts with our customers for our chemical products. We have been dependent in each year on a small number of customers who generate a significant portion of our business related to our chemical products, and these customers have changed from year to year. For the six months ended June 30, 2010, 3 customers accounted for approximately 38% of our total revenues related to our chemical products. For the year ended December 31, 2009, 4 customers accounted for approximately 71% of our total revenues related to our chemical products. For the year ended December 31, 2009, 69.07% of revenue was derived from the Shandong Province, whereby 37 customers are located. We anticipate that our dependence on a limited number of customers in any given year will continue for the foreseeable future. There is a risk that existing customers will elect not to do business with us in the future or will experience financial difficulties. There is also a risk that our customers will attempt to impose new or additional requirements on us that reduce the profitability of those customers for us. If we do not develop relationships with new customers, we may not be able to increase, or even maintain, our revenue, and our financial condition, results of operations, business and/or prospects may be materially adversely affected.

Possible shortage in supply or price fluctuations of raw materials may have a detrimental effect on our profitability.

We have not entered into any long-term supply contracts with suppliers of major raw materials and cannot guarantee that we will be able to pass any future increases in raw material purchase prices on to consumers. For the six months ended June 30, 2010, 3 suppliers provided approximately 86% of our raw materials. For the year ended December 31, 2009, 4 suppliers provided approximately 91% of our raw materials. Within a 200 km parameter of Zibo Jiazhou Chemical, there is in excess of 150,000 metric tons annual supply of raw materials. In the event that our relationships deteriorate with such suppliers, we may be unable to fulfill our customers’ needs. In the event that there is a significant shortage or change in the purchase price of raw materials in the future and we are unable to transfer resulting cost increases to our customers, our business operations and profitability may be adversely effected.

We face competition from other chemical producers and sellers. Therefore, the business and prospects may be adversely effected if we are not able to compete effectively.

We operate in markets where we compete with organic chemical producers and sellers of similar or larger size and scale in the PRC. In addition, a number of foreign companies have established chemical manufacturing enterprises in the PRC, and other foreign manufacturers may do so in the future. Such domestic and foreign competitors may have greater access to financial resources, higher levels of vertical integration, better operating efficiency and longer operating histories. As of August 31, 2010, there are 3 direct competitors that are located within a 100km parameter of Zibo Jiazhou Chemical. Within this parameter, Zibo Jiazhou Chemical produces over 50% of the supply of MAH at current production levels and an estimated 20% of the PA supply. If we are unable to improve product quality, performance and price competitiveness or if we are unable to anticipate and respond to changing market demand, maintain operating efficiency and economies of scale, and control costs in connection with the planned expansion, raw materials and energy, our business and prospects may be adversely effected and we may not be able to compete effectively.

Our business and operations require capital investment. Failure to raise sufficient capital in a timely manner may adversely effect the business and results of operations.

In accordance with our development plan, including the contemplated construction of the 1,4-butanediol production line, we intend to expand our operations in the Shandong Province of the PRC. Management may from time to time have other business expansion plans that require further capital. If we are unable to obtain such additional funding, we may not be able to pay for the necessary capital expenditures needed for expansion, or to implement proposed business strategies or at all. Any of the above could impede the implementation of our business strategies or prevent us from entering into transactions that would otherwise benefit business on commercially reasonable terms or at all and adversely effect its financial condition and results of operations.

Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

•  Investors’ perception of, and demand for, securities of alternative chemical companies;

•  Conditions of the U.S. and other capital markets in which we may seek to raise funds;

•  Our future results of operations, financial condition and cash flows;

•  PRC governmental regulation of foreign investment in chemical companies in China;

•  Economic, political and other conditions in China; and

•  PRC governmental policies relating to foreign currency borrowings.

We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us could have a material adverse effect on our liquidity and financial condition.

Our business is subject to operation risks beyond our control and could have a detrimental effect on our profitability.

Our financial performance is at all times subject to operational risks which may include factors that are beyond our control. The production process could face unforeseen operating problems and therefore production could be delayed and financial performance would be adversely affected. Unanticipated additional maintenance of the plant would also impact upon production capacity and revenue projections. This potential downtime would impact upon our results.

Operations are subject to hazards and natural disasters that may not be fully covered by our insurance policies.

We make substantial investments in complex manufacturing and production facilities. Many of the production processes, raw materials and certain finished products are potentially destructive and dangerous in uncontrolled or catastrophic circumstances, including operating hazards, fires and explosions, and natural disasters such as typhoons, floods, earthquakes and major equipment failures for which insurance may not be obtainable at a reasonable cost or at all. Should an accident or natural disaster occur, it may cause significant property damage, disruption to operations and personal injuries and our insurance coverage may be inadequate to cover such loss. Should an uninsured loss or a loss in excess of insured limits occur, we could suffer from damage to our reputation or lose all or a portion of production capacity as well as future revenues anticipated to derive from the relevant facilities. Any material loss not covered by our insurance policies could materially and adversely effect our business, financial condition and operations.

We do not currently maintain any business interruption insurance policies.

We have not yet taken out a business interruption insurance policy. Our operations could be interrupted by fire, flood, earthquake and other events beyond our control for which we do not carry adequate insurance. While we have property damage insurance, we do not carry business disruption insurance, which is not readily available in China. Any disruption of the operations in our factories would have a significant negative impact on our ability to manufacture and deliver products, which would cause a potential diminution in sales, the cancellation of orders, damage to our reputation and potential lawsuits.

Furthermore, any defects in our chemical products could result in economic loss, adverse customer reaction, negative publicity, and additional expenditure to rectify the problems and/or legal proceedings instituted against us. We have not maintained any insurance policy against losses that may arise from such claims. Any litigation relating to such liability may be expensive and time consuming, and successful claims against us could result in substantial monetary liability or damage to our business reputation and disruption to our business operations.

We are dependent upon key personnel and the loss of key personnel, or the inability to hire or retain qualified personnel, could have an adverse effect on our business and operations.

Our success is heavily dependent on the continued active participation of Lu Feng, our Chief Executive Officer, President and Chairman, Yan Kai, our Chief Operating and Administration Officer, Zhang Lianjun, our Chief Marketing Officer, Li Bin, our Chief Accounting Officer.  Loss of the services of Mr/Ms. Lu, Yan, Li or Zhang could have a material adverse effect upon our business, financial condition or results of operations. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified employees among companies in the chemical industry is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the expansion of our activities, could have a materially adverse effect on us. The inability on our part to attract and retain the necessary personnel and consultants and advisors could have a material adverse effect on our business, financial condition or results of operations.

There are differences between PRC and U.S. Generally Accepted Accounting Principles.

Our profits are derived from our PRC operating entity. The profits available for distribution for companies established in the PRC are determined in accordance with PRC accounting standards, which may differ from the amounts, arrived at under US GAAP. In the event that the amount of the profits determined under the PRC accounting standard in a given year is less than that determined under the US GAAP, we may not have funds to allow distribution of profits to our stockholders.

We may fail to achieve our outline business objectives.

The future plans as set out in this document have been formulated on the basis of a number of assumptions in relation to future events, which by their nature are subject to changes and uncertainties and may not materialize. Although we will endeavor to execute such plans there is no assurance that our plans will materialize or be executed in accordance with the stated timeframe or that our objectives will be fully accomplished.

There is a risk of infringement of our intellectual property rights in the PRC.

Zibo Jiazhou Chemical owns one registered trademark in the PRC. There can be no assurance that the existing legal protection in the PRC will effectively prevent unauthorized use of our trademarks or the misappropriation by third parties of the technology associated with our applied/registered patents.

Policing unauthorized use of our trademarks and the proprietary technology may be difficult, costly and ineffective, and there can be no assurance that any steps taken by us will effectively prevent any such misappropriation or infringement from occurring. Unauthorized use of our trademarks and patented technology could adversely effect our performance and business reputation. Failure to renew our trademarks could also adversely effect our performance and business reputation.

Potential claims alleging infringement of third party’s intellectual property by us could harm our ability to compete and result in significant expense to us and loss of significant rights.

From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. Any claims that our products or processes, whether in relation to the specific circumstances set out above or otherwise, infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending, and resolving such claims, and may divert the efforts and attention of our management and technical personnel away from the business. As a result of such intellectual property infringement claims, we could be required or otherwise decide it is appropriate to pay third-party infringement claims; discontinue manufacturing, using, or selling particular products subject to infringement claims; discontinue using the technology or processes subject to infringement claims; develop other technology not subject to infringement claims, which could be time-consuming and costly or may not be possible; and/or license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms. The occurrence of any of the foregoing could result in unexpected expenses or require us to recognize an impairment of our assets, which would reduce the value of the assets and increase expenses. In addition, if we alter or discontinue the production of affected items, our revenue could be negatively impacted.

We are currently utilizing certain land for industrial purposes in violation of PRC law.

Under the PRC legal system, the ownership of land are classified into two types, the “State-owned” and the “collectively owned by peasants”. State-owned lands are owned by the State and people can only be granted the right to use such land for a certain period of time approved by the government. Lands collectively owned by peasants are usually agriculture land owned by the peasant community inhabiting on the land. The 63,603 square meters of land leased by Zibo Jiazhou Chemical is in the nature of “collectively owned by peasants” and according to a document issued by the State Land Bureau of Zibo Municipal on August 10, 2010, this land is owned by Jiazhou Community.

Pursuant to relevant regulations issued by the State government, land collectively owned by peasants can only be used for agriculture, building utilities for the inhabiting community or be used to build commercial or industrial facilities by business entities owned by the inhabiting community. Zibo Jiazhou Chemical is not an entity owned by the inhabiting community of the land, therefore it is not legal for Zibo Jiazhou Chemical to use the land in the current status. Zibo Jiazhou Chemical needs to apply with the local government for the using of this land and, if approved, the government will compensate the inhabiting community for transforming the nature of the land to “State-owned” and then grant the land use right to Zibo Jiazhou Chemical through appropriate procedure. Zibo Jiazhou Chemical received notification from the State Land Bureau of Zibo Municipal on August 10, 2010 that the land leasing relationship between Jiazhou Community and Zibo Jiazhou Chemical will be kept in its current status before the land being granted to Zibo Jiazhou Chemical in the nature of a State-owned land, which is undertaken to be happened within five years.

We depend on only one factory to manufacture our products and any disruption of the operations in this factory would damage our business.

All of our products are manufactured in our factory in the PRC which we depend on to produce the products that we sell. Our operations could be interrupted by fire, flood, earthquake and other events beyond our control. Any disruption of the operations in this factory would have a significant negative impact on our ability to deliver products, which would cause a potential diminution on sales, the cancellation of orders, damage to our reputation and potential lawsuits.

RISKS RELATING TO THE CHEMICAL INDUSTRY IN THE PRC

Our failure to comply with ongoing governmental regulations could hurt our operations and reduce our market share.

In China, the chemical industry is undergoing increasing regulations as environmental awareness increases in China. The trend is that the Chinese government toughens its regulations and penalties for violations of environmental regulations. New regulatory actions are constantly changing our industry. Although we believe we have complied with applicable government regulations, there is no assurance that we will be able to do so in the future.

Our current Industrial Products Production License does not cover the production of maleic anhydride.

Although Zibo Jiazhou Chemical began to produce maleic anhydride in April 2007, maleic anhydride is not registered in the scope of products of its current Industrial Products Production License. If Zibo Jiazhou Chemical fails to do the filing, the relevant government authority may order Zibo Jiazhou Chemical to suspend production of the unregistered product and impose fines. Zibo Jiazhou Chemical recently applied with the relevant authority for the registration of maleic anhydride in this license and expects to obtain approval in a reasonable time, however, it cannot guarantee a favourable outcome on its application.

RISKS RELATING TO DOING BUSINESS IN CHINA

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries and our affiliated entity to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from China State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies, repatriation of funds and direct investment. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our stockholders.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act (“FCPA”), which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. While our code of ethics have been adopted to ensure compliance with the FCPA and Chinese anti-corruption laws by all individuals involved with our company, our employees or other agents may engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

The PRC economy may experience inflationary pressure, which may lead to an increase in interest rates and a slowdown in economic growth.

In response to concerns regarding the PRC’s high rate of growth, the PRC Government has taken measures to slow down economic growth to a more manageable level. Among the measures that the PRC Government has taken are restrictions on bank loans in certain sectors. These measures have contributed to a slowdown in economic growth in the PRC and a reduction in demand for consumer goods. Consequently, these measures and any additional measures, including a possible increase in interest rates, could contribute to a further slowdown in the PRC economy, which in turn could adversely affect the future demand of the our products and our operating results. If prices for our products rise at a rate that is insufficient to compensate for the rise in our costs, it may have an adverse effect on profitability.

Fluctuations in the exchange rate could have a material adverse effect upon our business.

We conduct our business in RMB. To the extent our future revenue are denominated in currencies other than the United States dollars, we would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse effect on our financial condition and operating results since our operating results are reported in United States dollars and significant changes in the exchange rate could materially impact our reported earnings.

            Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could negative impact our business.

Substantially all of our business operations are conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate and control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely effect our results of operations and financial condition.

Any deterioration of political relations between the United States and the PRC could impair our operations.

The relationship between the United States and the PRC is subject to sudden fluctuation and periodic tension. Changes in political conditions in the PRC and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our operations or cause potential acquisition candidates or their goods and services to become less attractive. Such a change could lead to a decline in our profitability. Any weakening of relations between the United States and the PRC could have a material adverse effect on our operations.

 Under the PRC Enterprise Income Tax Law, we and/or Gold Champ may be classified as a “resident enterprise” of the PRC. Such classification could result in PRC tax consequences to us, our non-PRC resident enterprise investors and/or Gold Champ

On March 16, 2007, the National People’s Congress approved and promulgated a new tax law, the PRC Enterprise Income Tax Law, or “EIT Law,” which took effect on January 1, 2008. Under the EIT Law, enterprises are classified as resident enterprises and non-resident enterprises. An enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define “de facto management bodies” as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise; however, it remains unclear whether the PRC tax authorities would deem our managing body as being located within China. Due to the short history of the EIT Law and lack of applicable legal precedents, the PRC tax authorities determine the PRC tax resident treatment of a foreign (non-PRC) company on a case-by-case basis.

If the PRC tax authorities determine that we and/or Gold Champ are a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. First, we and/or Gold Champ may be subject to the enterprise income tax at a rate of 25 percent on our and/or Gold Champ’s worldwide taxable income, as well as PRC enterprise income tax reporting obligations. Second, under the EIT Law and its implementing rules, dividends paid between “qualified resident enterprises” are exempt from enterprise income tax. As a result, if we and Gold Champ are treated as “qualified resident enterprises,” all dividends from Gold Champ should be exempt from PRC tax.

If Gold Champ were treated as a PRC “non-resident enterprise” under the EIT Law, then dividends that Gold Champ receives from the PRC operating company (assuming such dividends were considered sourced within the PRC) may be subject to a 10 percent PRC withholding tax. Similarly, if we were treated as a “non-resident enterprise” under the EIT Law and Gold Champ were treated as a “resident enterprise” under the EIT Law, then dividends that we receive from Gold Champ (assuming such dividends were considered sourced within the PRC) may be subject to a 10 percent PRC withholding tax. Any such taxes on dividends could materially reduce the amount of dividends, if any, we could pay to our shareholders.

Finally, the new “resident enterprise” classification could result in a situation in which a 10 percent PRC tax is imposed on dividends we pay to our enterprise (but not individual) investors that are not tax residents of the PRC (“non-resident investors”) and gains derived by them from transferring our securities, if such income or gain is considered PRC-sourced income by the relevant PRC tax authorities. In such event, we may be required to withhold a 10 percent PRC tax on any dividends paid to our non-resident investors. Our non-resident investors also may be responsible for paying PRC tax at a rate of 10 percent on any gain realized from the sale or transfer of our securities   in certain circumstances. We would not, however, have an obligation to withhold PRC tax with respect to such gain under the PRC tax laws.

            Moreover, the State Administration of Taxation (“SAT”) released Circular Guoshuihan No. 698 (“Circular 698”) on December 10, 2009 that reinforces the taxation of certain equity transfers by non-resident investors through overseas holding vehicles. Circular 698 addresses indirect equity transfers as well as other issues. Circular 698 is retroactively effective from January 1, 2008. According to Circular 698, where a non-resident investor who indirectly holds an equity interest in a PRC resident enterprise through a non-PRC offshore holding company indirectly transfers an equity interest in the PRC resident enterprise by selling an equity interest in the offshore holding company, and the latter is located in a country or jurisdiction where the actual tax burden is less than 12.5 percent or where the offshore income of its residents is not taxable, the non-resident investor is required to provide the PRC tax authority in charge of that PRC resident enterprise with certain relevant information within 30 days of the transfer. The tax authorities in charge will evaluate the offshore transaction for tax purposes. In the event that the tax authorities determine that such transfer is abusing forms of business organization and a reasonable commercial purpose for the offshore holding company other than the avoidance of PRC income tax liability is lacking, the PRC tax authorities will have the power to re-assess the nature of the equity transfer under the doctrine of substance over form. A reasonable commercial purpose may be established when the overall international (including U.S.) offshore structure is set up to comply with the requirements of supervising authorities of international (including U.S.) capital markets. If the SAT’s challenge of a transfer is successful, it may deny the existence of the offshore holding company that is used for tax planning purposes and subject the seller to PRC tax on the capital gain from such transfer. Since Circular 698 has a short history, there is uncertainty as to its application. We (or a non-resident investor) may become at risk of being taxed under Circular 698 and may be required to expend valuable resources to comply with Circular 698 or to establish that we (or such non-resident investor) should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations (or such non-resident investor’s investment in us).

If any PRC tax applies to a non-resident investor, the non-resident investor may be entitled to a reduced rate of PRC tax under an applicable income tax treaty and/or a deduction for such PRC tax against such investor’s domestic taxable income or a foreign tax credit in respect of such PRC tax against such investor’s domestic income tax liability (subject to applicable conditions and limitations). Investors should consult their own tax advisors regarding the applicability of any such taxes, the effects of any applicable income tax treaties, and any available deductions or foreign tax credits.

Restrictions on receipt of dividends from, and transfer of funds to, our PRC operating subsidiaries may be imposed.

Gold Champ is incorporated in Hong Kong and is the holding company of our operating subsidiary. At present, Zibo Costar Information Consulting is the only operating subsidiary. The ability of Zibo Costar Information Consulting and any future subsidiaries which are WOFEs to declare dividends and other payments to Gold Champ may be restricted by factors that include changes in applicable foreign exchange and other laws and regulations in the PRC and in Hong Kong.

In particular, under PRC law, profit available for distribution from the PRC operating subsidiaries is determined in accordance with generally accepted accounting principles in the PRC. This calculation may differ from the one performed in accordance with US GAAP. As a result of the potential difference in profit calculation, there is a risk that the PRC subsidiaries may not have sufficient profit to distribute so as to allow distributions to the stockholders in the future. In addition, distributions by our subsidiaries other than as dividends may be subject to governmental approval and taxation.

Any transfer of funds to our PRC subsidiaries, either as a shareholder loan or as an increase in registered capital, is subject to registration or approval of certain PRC governmental authorities, including the relevant administration of foreign exchange and/or the relevant examining and approval authority. Further, it is not permitted under PRC law for our PRC subsidiaries to lend money to each other/another member. Therefore, it is difficult to change our capital expenditure plans once the relevant funds have been remitted to our PRC subsidiaries. These limitations on the free flow of funds between our companies and our PRC subsidiaries could restrict our ability to act in response to changing market conditions and to reallocate funds from one PRC subsidiary to another in a timely manner.

Uncertainties with respect to the PRC legal system could adversely effect us.

Our operations in China are governed by PRC laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Due to the nature of our business, we are subject to certain environmental regulation.

Our operations are subject to environmental and safety regulation in the PRC. Such regulation covers a wide variety of matters, including, without limitation, prevention of waste, pollution and protection of the environment, labor regulations and worker safety. We could also be subject, under such regulations, to clean up costs and liability for toxic and hazardous substances which may exist on or under any of our properties or which may be produced as a result of our operations. In particular, the acceptable level of pollution and the potential  costs and obligations and liability for toxic or hazardous substances for which we may become liable as a result of our activities may be impossible to assess against the current legal framework and current enforcement practices of the PRC. In addition, environmental legislation and permit regime are likely to evolve in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and heightened degree of responsibility for companies and their directors and employees.

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents.

The State Administration of Foreign Exchange in the PRC, or SAFE, issued a public notice, or “Notice 75,” in October 2005 requiring PRC residents and non-PRC residents who habitually reside in the PRC for economic reasons, or PRC Residents, to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies (referred to in the Notice 75 as an “offshore special purpose company”). PRC Residents that are shareholders of offshore special purpose companies established before November 1, 2005 were required to register with the local SAFE branch before March 31, 2006. To further clarify the implementation of Notice 75, SAFE issued Notice 106 on May 9, 2007. Under Notice 106, PRC subsidiaries of an offshore special purpose company are required to coordinate and supervise the filing of SAFE registrations by the offshore holding company’s shareholders who are PRC residents in a timely manner.

Pursuant to the foregoing regulations, the failure of PRC resident shareholders to register with the local SAFE branch for its overseas investment, or to amend their SAFE registrations pursuant to the Notice 75 and Notice 106, or the failure of future shareholders of the Company who are PRC Residents to comply with the registration procedures set forth in the Notice 75 and Notice 106, may subject such beneficial owners to fines and legal sanctions and may also limit our ability to contribute additional capital into the PRC subsidiaries, limit the ability of the PRC subsidiaries to distribute dividends to the Company or otherwise adversely affect the business.

Our PRC legal counsel has advised that we are an overseas company established and controlled by foreign companies and foreign individuals and hence, do not fall within the definition of “offshore special purpose company” for the purposes of the Notice 75. Accordingly, the aforesaid registration requirements are not applicable to us and our PRC resident shareholders. If SAFE or other PRC regulatory authorities subsequently determines that SAFE registration is required for the establishment of the Company, we may suffer in the manner described above.

Foreign investment in the PRC is subject to industry restrictions which could adversely effect our growth.

Foreign investment in the PRC is subject to industry-specific restrictions and/or prohibitions set forth in a Catalogue Guiding Foreign Investment in Industry, or Catalogue. Local governments in the PRC may maintain further industry-specific restrictions or prohibitions. The Catalogue distinguishes between different industries in terms of whether foreign investment is “encouraged,” “restricted,” “prohibited” or “permitted” in such industries. The different categories generally indicate the disposition of the Ministry of Commerce (“MOC”) other PRC regulatory authorities to approve foreign investment in a given industry, as well as having certain tax and other implications. Investments in the encouraged and permitted categories are generally eligible for approval with relatively few restrictions. Investment in the “restricted” category is often subject to limitations on the amount of equity that a foreign investor can hold and to other restrictions. Moreover, government approval of investments in the “restricted” category is generally perceived to be harder to secure. Foreign investment in the “prohibited” category is barred altogether. Such restrictions on the nature and terms of the Company’s potential investments in the PRC may limit the opportunities available to us in the PRC.

Failure to make payments for the compulsory social insurance schemes in the PRC may result in late charges or third party claims.

Zibo Jiazhou Chemical is required to make payments for the compulsory social insurance schemes for their employees in accordance with the relevant PRC laws. Upon the failure to make such payments, the employees have the right to claim damages in connection with the non-payment of the social insurance. Although we have made payment of all outstanding premiums, to the extent we do not pay any amounts owed under the social insurance schemes, our operations and financial results may be adversely effected if any claim is made against us.

Our sales are derived entirely from the PRC market.

For the years ended December 31, 2009 and 2008, 100% and 100% of our total sales were derived from the PRC market, respectively. We expect that domestic sales will continue to account for a significant portion of our total sales. If there is any material adverse change in political, economic or legal conditions in the PRC market, our sales and profitability may be negatively impacted.

We rely on contractual arrangements with Zibo Jiazhou Chemical and shareholders for a substantial portion of our China operations, which may not be as effective in providing operational control as direct ownership.

We rely on contractual arrangements with Zibo Jiazhou Chemical and shareholders to operate our chemical manufacturing business. For a description of these contractual arrangements, see “Our Structure” above. These contractual arrangements may not be as effective in providing us with control over Zibo Jiazhou Chemical as direct ownership. If we had direct ownership of Zibo Jiazhou Chemical, we would be able to exercise our rights as a shareholder to effect changes in the Board of Directors of Zibo Jiazhou Chemical which in turn could effect changes, subject to any applicable fiduciary obligations, at the management level. However, under the current contractual arrangements, as a legal matter, if Zibo Jiazhou Chemical or any of its subsidiaries and shareholders fails to perform its or his respective obligations under these contractual arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you to be effective. For example, if the shareholders of Zibo Jiazhou Chemical were to refuse to transfer his equity interest in Zibo Jiazhou Chemical to us or our designee when we exercise the purchase option pursuant to these contractual arrangements, or if the shareholders of Zibo Jiazhou Chemical were otherwise to act in bad faith toward us, then we may have to take legal action to compel them to fulfill their contractual obligations.

Many of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over our operating entities, and our ability to conduct our business may be negatively affected.

Contractual arrangements we have entered into among our subsidiaries and affiliated entities may be subject to scrutiny by the PRC tax authorities and a finding that we owe additional taxes or are ineligible for our tax exemption, or both, could substantially increase our taxes owed, and reduce our net income and the value of your investment.

Under PRC law, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. If any of the transactions we have entered into among our subsidiaries and affiliated entities are found not to be on an arm’s-length basis, or to result in an unreasonable reduction in tax under PRC law, the PRC tax authorities have the authority to disallow our tax savings, adjust the profits and losses of our respective PRC entities and assess late payment interest and penalties.

As a result of this risk, you should evaluate our results of operations and financial condition without regard to these tax savings.

We depend upon the acquisition and maintenance of licenses to conduct our business in the PRC.

In order to conduct business in the PRC, we need licenses from the appropriate government authorities, including general business licenses. The loss or failure to obtain or maintain these licenses in full force and effect will have a material adverse impact on our ability to conduct our business and on our financial condition.

Changes in the policies of the government in the PRC could significant impact our ability to operate profitably.

The economy of the PRC is a planned economy subject to five-year and annual plans adopted by the government that set down national economic development goals. Government policies can have significant effect on the economic conditions of the PRC. Although the government in the PRC has confirmed that economic development will follow a model of market economy under socialism, a change in the direction of government planning may materially affect our business, prospects and financial condition.

Our operations and assets in the PRC are subject to significant political and economic uncertainties.

Government policies are subject to rapid change, and the government of the PRC may adopt policies which have the effect of hindering private economic activity and greater economic decentralization. There is no assurance that the government of the PRC will not significantly alter its policies from time to time without notice in a manner which reduces or eliminates any benefits from its present policies of economic reform. In addition, a substantial portion of productive assets in the PRC remains government-owned. For instance, all lands are state owned and leased to business entities or individuals through governmental granting of state-owned land use rights. The granting process is typically based on government policies at the time of granting, which could be lengthy and complex. The government of the PRC also exercises significant control over its economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. In addition, changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency, the nationalization or other expropriation of private enterprises, as well as adverse changes in the political, economic or social conditions in the PRC, could have a material adverse effect on our business, results of operations and financial condition.

Recent regulations relating to offshore investment activities by PRC residents may increase the administrative burden we face and create regulatory uncertainties that could restrict our overseas and cross-border investment activity, and a failure by our shareholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident shareholders to liability under PRC law.

The PRC National Development and Reform Commission, or NDRC, and SAFE recently promulgated regulations that require PRC residents and PRC corporate entities to register with and obtain approvals from relevant PRC government authorities in connection with their direct or indirect offshore investment activities. These regulations apply to our shareholders who are PRC residents and may apply to any offshore acquisitions that we make in the future.

Under the SAFE regulations, PRC residents who make, or have previously made, direct or indirect investments in offshore companies will be required to register those investments. In addition, any PRC resident who is a direct or indirect shareholder of an offshore company is required to file with the local branch of SAFE, with respect to that offshore company, any material change involving capital variation, such as an increase or decrease in capital, transfer or swap of shares, merger, division, long term equity or debt investment or creation of any security interest over the assets located in China. If any PRC shareholder fails to make the required SAFE registration, the PRC subsidiaries of that offshore parent company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation, to their offshore parent company, and the offshore parent company may also be prohibited from injecting additional capital into their PRC subsidiaries. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

The PRC tax authorities may require us to pay additional taxes in connection with our acquisitions of offshore entities that conducted their PRC operations through their affiliates in China.

Our operations and transactions are subject to review by the PRC tax authorities pursuant to relevant PRC laws and regulations. However, these laws, regulations and legal requirements change frequently, and their interpretation and enforcement involve uncertainties. For example, in the case of some of our acquisitions of offshore entities that conducted their PRC operations through their affiliates in China, we cannot assure you that the PRC tax authorities will not require us to pay additional taxes in relation to such acquisitions. In the event that the sellers failed to pay any taxes required under PRC law in connection with these transactions, the PRC tax authorities might require us to pay the tax, together with late-payment interest and penalties.

Restrictions on currency exchange may limit our ability to utilize our revenues effectively.

Substantially all of our revenues and operating expenses are denominated in RMB. The RMB is currently convertible under the “current account”, which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account”, which includes foreign direct investment and loans. Currently, Zibo Costar Information Consulting may purchase foreign exchange for settlement of “current account transactions”, including payment of dividends to us, without the approval of the State Administration of Foreign Exchange. However, we cannot assure you that the relevant PRC governmental authorities will not limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenues will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenues generated in RMB to fund our business activities outside China, if any, or expenditures denominated in foreign currencies. Foreign exchange transactions under the capital account are still subject to limitations and require approvals from, or registration with, the State Administration of Foreign Exchange and other relevant PRC governmental authorities. This could affect Zibo Costar Information Consulting’s ability to obtain foreign exchange through debt or equity financing, including by means of loans or capital contributions from us.

Because our earnings and cash and cash equivalent assets are denominated in RMB and the net proceeds from this offering will be denominated in U.S. dollars, fluctuations in exchange rates between U.S. dollars and RMB will affect the relative purchasing power of these proceeds and our balance sheet and earnings per share in U.S. dollars following this offering. In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Since July 2005 the RMB is no longer pegged solely to the U.S. dollar. Instead, it is reported to be pegged against a basket of currencies, determined by the People’s Bank of China. Change in policy has resulted in the gradual increase in the value of the RMB against the U.S. dollar over time. As of August 31, 2010, the RMB was 6.81885 against the U.S. dollar; July 31, 2005 the RMB was valued 8.10526 against the U.S. Dollar. The RMB may appreciate or depreciate significantly in value against the U.S. dollar in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued or it may be permitted to enter into a full float, which may also result in a significant appreciation or depreciation of the RMB against the U.S. dollar. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue in the future which will be exchanged into U.S. dollars and earnings from and the value of any U.S. dollar-denominated investments we make in the future.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. We do not intend to enter into any hedging transactions. Even if we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to successfully hedge our exposure at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currency.

Our operations may not develop in the same way or at the same rate as might be expected if the PRC economy were similar to the market-oriented economies of most developed countries.

The economy of the PRC has historically been a nationalistic, “planned economy,” meaning it functions and produces according to governmental plans and pre-set targets or quotas. In certain aspects, the PRC’s economy has been making a transition to a more market-oriented economy, although the government imposes price controls on certain products and in certain industries. However, we cannot predict the future direction of these economic reforms or the effects these measures may have. The economy of the PRC also differs from the economies of most developed countries including with respect to the amount of government involvement, level of development, growth rate and control of foreign exchange and allocation of resources. As a result of these differences, our business may not develop in the same way or at the same rate as might be expected if the economy of the PRC were similar to those of other developed countries.

Because our officers and directors reside outside of the United States, it may be difficult for you to enforce your rights against them or enforce United States court judgments against them in the PRC.

Our directors and our executive officers reside in the PRC and all of our assets are located in the PRC. It may therefore be difficult for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the federal securities laws.

We may have limited legal recourse under PRC law if disputes arise under contracts with third parties.

All of our agreements, which are made by our PRC subsidiaries, are governed by the laws of the PRC. The PRC legal system is a civil law system based on written statutes. Accordingly decided legal cases have little precedential value. The government of the PRC has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, these laws are relatively new and their experience in implementing, interpreting and enforcing these laws and regulations is limited. Therefore, our ability to enforce commercial claims or to resolve commercial disputes may be uncertain. The resolution of these matters may be subject to the exercise of considerable discretion by the parties charged with enforcement of the applicable laws. Any rights we may have to specific performance or to seek an injunction under PRC law may be limited, and without a means of recourse, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Because we may not be able to obtain business insurance in the PRC, we may not be protected from risks that are customarily covered by insurance in the United States.

Business insurance is not readily available in the PRC. To the extent that we suffer a loss of a type which would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment.

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. As a result, in the event of a bank failure, we may not have access to funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

Fluctuations in the exchange rate could have a material adverse effect upon our business.

We conduct our business in the RMB. The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decade old policy of pegging its currency to the U.S. currency. Under the current policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This Change in policy has resulted in the gradual increase in the value of the RMB against the U.S. dollar over time. As of August 31, 2010, the RMB was 6.81885 against the U.S. dollar; July 31, 2005 the RMB was valued 8.10526 against the U.S. Dollar. However, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. To the extent our future revenues are denominated in currencies other the United States dollars, we would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse effect on our financial condition and operating results since our operating results are reported in United States dollars and significant changes in the exchange rate could materially impact our reported earnings.

Certain of our stockholders control a significant amount of our common stock.

Approximately 66% of our outstanding common stock is owned by our chairman, Lu Feng and Vice-Chairman Lu Lingliang. Accordingly, Lu Feng and Lu Lingliang presently have the voting power to elect all of the directors and approve any transaction requiring stockholder approval.

The terms on which we may raise additional capital may result in significant dilution and may impair our stock price.

We cannot assure you that we will be able to get additional financing on any terms, and, if we are able to raise funds, it may be necessary for us to sell our securities at a price which is at a significant discount from the market price and on other terms which may be disadvantageous to us. In connection with any such financing, we may be required to provide registration rights to the investors and pay damages to the investor in the event that the registration statement is not filed or declared effective by specified dates. The price and terms of any financing which would be available to us could result in both the issuance of a significant number of shares and significant downward pressure on our stock price.

RISKS ASSOCIATED WITH INVESTING IN OUR COMMON STOCK

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Although we are not aware of anything that would impact our ability to maintain effective internal controls, we have not obtained an independent audit of our internal controls, and, as a result, we are not aware of any deficiencies which would result from such an audit. Further, at such time as we are required to comply with the internal controls requirements of Sarbanes Oxley, we may incur significant expenses in having our internal controls audited and in implementing any changes which are required.

Because we may be subject to the “penny stock” rules, you may have difficulty in selling our common stock.

Because our stock price is less than $5.00 per share, our stock may be subject to the SEC’s penny stock rules, which impose additional sales practice requirements and restrictions on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors. The application of these rules may affect the ability of broker-dealers to sell our common stock and may affect your ability to sell any common stock you may own.

According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock we will not have the benefit of this safe harbor protection in the event of any based upon an claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

Our stock price may be affected by our failure to meet projections and estimates of earnings developed either by us or by independent securities analysts.

Although we do not make projections relating to our future operating results, our operating results may fall below the expectations of securities analysts and investors. In this event, the market price of our common stock would likely be materially adversely affected.

The volatility of and lack of a trading market in our common stock may make it difficult for you to sell our common stock for a positive return on your investment.

Our common stock has not been traded. Any future market price for our shares is likely to be very volatile. Further, the lack of an active market for our common stock may amplify the volatility of our stock. These factors may make it more difficult for you to sell shares of common stock.

ITEM 2. PROPERTIES

All land in the PRC is owned by the government and cannot be sold to any individual or entity. Instead, the government grants or allocates landholders a “land use right,” which we sometimes refer to informally as land ownership. There are four methods to acquire land use rights in the PRC: (1) grant of the right to use land; (2) assignment of the right to use land; (3) lease of the right to use land; and (4) allocated land use rights. In comparison with Western common law concepts, granted land use rights are similar to life estates and allocated land use rights are in some ways similar to leaseholds. Granted land use rights are provided by the government in exchange for a grant fee, and carry the rights to pledge, mortgage, lease, and transfer within the term of the grant. Land is granted for a fixed term, generally 70 years for residential use, 50 years for industrial use, and 40 years for commercial and other use. The term is renewable in theory. Unlike the typical case in Western nations, granted land use rights must be used for the specific purpose for which it was granted. Allocated land use rights are generally provided by the government for an indefinite period (usually by state-owned entities) and cannot be pledged, mortgaged, leased or transferred by the user. Allocated land cannot be reclaimed by the government at any time. Allocated land use rights may be converted into granted land use rights upon the payment of a grant fee to the government.

Zibo Jiazhou Chemical’s facilities are located at 1, Electric Power Plant Road, Zhou Cun District, Zibo, People’s Republic of China. Zibo Jiazhou Chemical holds the following land use rights:

Certificate No.	Location	Purpose	Area	Registration Date	Expiry Date
D01353	1, Electric Power Plant Road Zhou Cun District, Zibo	Land Use Right for Industrial Use	3,459.47 square meters	July 10, 2009	December 26, 2016
D02646	South to Heng Xing Road and West to Zhou He River Zhou Cun District	Land Use Right for Industrial Use	20,000 square meters	November 17, 2009	October 27, 2059
D00316	No. 526 Dongmen Rd., Zhou Cun District	Land Use Right for Industrial Use	29,276 square meters	September 7, 2010	December 30, 2014
D01866	The Northwest of Hengxing Rd., Zhou Cun District	Land Use Right for Industrial Use	20,000 square meters	September 7, 2010	August 31, 2056

As of June 30 2010, applications for ownership certificates of two land use rights D00316 and D01866 were in process. The applications for ownership certificates of the two land use rights were completed subsequently on September 7, 2010.

In addition, on April 15, 2007, Zibo Jiazhou Chemical and a subordinate organization of the local government of Zhou Cun district in charge of area named “Jiazhou Community” in Zhou Cun district entered into a contract to lease the land of 63,603 square meters to Zibo Jiazhou Chemical, with the rent of RMB286,500 per year to be paid annually before the end of every March. The leasing term commenced from April 17, 2007 and to be ended on April 16, 2042.

Under the PRC legal system, the ownership of land are classified into two types, the “State-owned” and the “collectively owned by peasants.” State-owned lands are owned by the State and people can only be granted the right to use such land for a certain period of time approved by the government. Lands collectively owned by peasants are usually agriculture land owned by the peasant community inhabiting on the land. The 63,603 square meters land leased by Zibo Jiazhou Chemical is in the nature of “collectively owned by peasants” and according to a document issued by the State Land Bureau of Zibo Municipal on August 10, 2010, this land is owned by Jiazhou Community.

Pursuant to relevant regulations issued by the State government, land collectively owned by peasants can only be used for agriculture, building utilities for the inhabiting community or be used to build commercial or industrial facilities by business entities owned by the inhabiting community. Zibo Jiazhou Chemical is not an entity owned by the inhabiting community of the land, therefore it is not legal for Zibo Jiazhou Chemical to use the land in the current status. Zibo Jiazhou Chemical needs to apply with the local government for the using of this land and, if approved, the government will compensate the inhabiting community for transforming the nature of the land to “State-owned” and then grant the land use right to Zibo Jiazhou Chemical through appropriate procedures. Zibo Jiazhou Chemical received notification from the State Land Bureau of Zibo Municipal on August 10, 2010 that the land leasing relationship between Jiazhou Community and Zibo Jiazhou Chemical will be kept in its current status before the land being granted to Zibo Jiazhou Chemical is converted State-owned land, which is expected to occur within five years.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not a party to any legal proceeding and are not aware of any legal claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. [REMOVED AND RESERVED.]

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is eligible for quotation on the OTCQB under the symbol “CHCC”. There has been no reported trading to date in our common stock.

As of October 11, 2010, we have 430 shareholders of record. We have paid no cash dividends and have no outstanding options.

As of August 31, 2010, we had no equity compensation plan.

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

Recent Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

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

RESULTS OF OPERATIONS

As August 31, 2010, we were still in our exploration stage and had generated no revenues to date.

We incurred operating expenses of $36,755 and $14,126 for the years ended August 31, 2010 and 2009, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss from inception through August 31, 2010 was $58,275.

The following table provides selected financial data about our company for the years ended August 31, 2010 and 2009.

Balance Sheet Data:	8/31/10	8/31/09

Cash	$-	$26,400
Total assets	$-	$26,400
Total liabilities	$9,025	$6,250
Shareholders' equity	$(9,025)	$19,880

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2010 was $- with $9,025 in outstanding liabilities. Management believes the changes in the structure of the Company will sustain operations for the next 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

SUBSEQUENT EVENTS

On September 30, 2010, the Company entered into a Share Exchange Agreement with Gold Champ Consultants Limited, a Hong Kong corporation (“Gold Champ”) and the shareholders of Gold Champ, pursuant to which the Company acquired 100% of the issued and outstanding capital of Gold Champ in exchange for 19,861,700 shares of the Company’s common stock, par value $0.0001 (the “Share Exchange”). Prior to the Share Exchange, the Company adopted the China Chemical Corp. 2010 Incentive Stock Plan (the “2010 Plan”) and  reserved for issuance 500,000 shares of common stock for issuance as awards to officers, directors, employees, consultants and others. Upon the closing of the Share Exchange, the Company issued an aggregate of 38,300 shares of common stock to certain eligible individuals under the 2010 Plan. In addition, the Company issued 100,000 shares of common stock to its investor relations firm. Gold Champ is a holding company whose asset is 100% of the registered capital of Zibo Costar Information Consulting Co., Ltd. (“Zibo Costar Information Consulting”), a Wholly-Owned Foreign Enterprise ("WOFE") organized under the laws of the People’s Republic of China (“PRC”). All of Gold Champ's operations are conducted in China through Zibo Costar Information Consulting, and through contractual arrangements with Zibo Jiazhou Chemical Industry Co., Ltd., a limited liability enterprise organized under the laws of the People’s Republic of China (“Zibo Jiazhou Chemical”). Zibo Jiazhou Chemical is a manufacturing company that is based in Shandong, China. It is principally engaged in the manufacturing of organic chemical compounds. At the time of the Share Exchange, the Company was not engaged in any active business. Following the Share Exchange, we intend to carry on the business of Zibo Jiazhou Chemical, our PRC operating entity, as our sole line of business.

In connection with the Share Exchange, the following transactions took place:

•	Doug Cole resigned as the Company’s President, Secretary, Treasurer on September 30, 2010. Following the Share Exchange, he will retain his position as a member of the Company’s Board of Directors.

•
Lu Feng, Chairman of Gold Champ, Zibo Costar Information and Zibo Jiazhou Chemical, was elected to serve on the Company’s Board of Directors as Chairman, and was appointed as Chief Executive Officer and President of the Company.

•	Lu Lingliang, Vice-Chairman of Zibo Jiazhou Chemical was elected to serve on the Company’s Board of Directors as Vice-Chairman.

•	Yan Kai, Chief Operating and Administration Officer of Zibo Jiazhou Chemical, was appointed as Chief Operating and Administration Officer of the Company.

•	Dean Huge was appointed as Chief Financial Officer and Treasurer of the Company.

•	Zhang Lianjun, Chief Marketing Officer of Zibo Jiazhou Chemical, was appointed as Chief Marketing Officer of the Company.

•	Li Bin, Chief Accounting Officer of Zibo Jiazhou Chemical, was appointed as Chief Accounting Officer of the Company.

•	Chen Hui was elected to serve on the Company’s Board of Directors.

•	Jared Wang was elected to serve on the Company’s Board of Directors.

•
Immediately following the closing of the Share Exchange, under an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Liabilities (the “Conveyance Agreement”), the Company transferred all of its pre-Share Exchange assets and liabilities to its wholly-owned subsidiary, Bomps Mining Holdings, Inc. (“SplitCo”).  Thereafter, pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), the Company transferred all of the outstanding capital of SplitCo to one of its shareholders in exchange for the cancellation of 30,000,000 shares of the Company’s common stock (the “Split-Off Transaction”). Following the Share Exchange and the Split-Off Transaction, the Company discontinued its former business and is now engaged in the chemical manufacturing business.

As a result of these transactions, the former shareholders of Gold Champ now own securities that in the aggregate represent approximately 66% of the equity in the Company.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors
China Chemical Corp. (f/k/a Bomps Mining, Inc.)

We have audited the accompanying balance sheets of China Chemical Corp, (f/k/a Bomps Mining, Inc. (A Development Stage Enterprise)) as of August 31, 2010 and 2009 and the related statements of operations, stockholder's (deficit) equity, and cash flows for the years then ended and the period July 16, 2008 (inception) through August 31, 2010. These fmancial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over fmancial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over fmancial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Chemical Corp, (f/k/a Bomps Mining, Inc. (A Development Stage Enterprise)) as of August 31, 2010 and 2008 and the results of its operations and cash flows for the years then ended and the period July 16, 2008 (inception) through August 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has limited operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 6. The fmancial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

October 6, 2010
Las Vegas, Nevada

CHINA CHEMICAL CORP, (f/k/a BOMPS MINING, INC.)
(An Exploration Stage Enterprise)
Balance Sheets

	August 31,	August 31,
	2010	2009

ASSETS
Current Assets
Cash	$-	$-
Restricted cash	-	26,400
Total Current Assets	-	26,400

Total Assets	$-	$26,400

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Outstanding checks in excess of bank balance	$-	$820
Accounts payable	8,525	1,500
Loan from director	500	4,200
Current Liabilities	$9,025	$6,520

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock subscribed	-	26,400
Common stock: $0.0001 par value; 80,000,000 authorized; 40,000,000 and 30,000,000 common shares issued and outstanding at August 31, 2010 and August 31, 2009, respectively	4,000	3,000
Additional paid in capital	45,250	12,000
Accumulated deficit during exploration stage	(58,275)	(21,520)
Total stockholders' (deficit) equity	(9,025)	19,880

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$-	$26,400

The accompanying notes are an integral part of these financial statements.

CHINA CHEMICAL CORP, (f/k/a BOMPS MINING, INC.)
(An Exploration Stage Enterprise)
Statements of Operations

	Year Ended August 31,		July 16, 2008 (Date of Inception) through August 31,
	2010	2009	2010

Revenue	$-	$-	$-

Cost of revenue	-	-	-

Gross profit	$-	$-	$-

General, selling, and administrative expenses	28,755	14,126	43,275
Mineral Expenditures	8,000	-	15,000

Operating loss	(36,755)	(14,126)	(58,275)

Non-operating income (expense)	-	-	-

Net loss	$(36,755)	$(14,126)	$(58,275)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	39,534,250	30,000,000

The accompanying notes are an integral part of these financial statements.

CHINA CHEMICAL CORP, (f/k/a BOMPS MINING, INC.)
(An Exploration Stage Enterprise)
Statement of Stockholders' Equity (Deficit)
From Inception July 16, 2008 to August 31, 2010

					Deficit
					Accumulated
				Common	During
	Common Stock		Paid in	Stock	Exploration	Total
	Shares	Amount	Capital	Subscribed	Stage	Equity
Common Shares issued to founders @ $0.005 per share	30,000,000	$3,000	$12,000	$-	$-	$15,000

Net loss, August 31, 2008	-	-	-	-	(7,394)	(7,394)
Balance, August 31, 2008	30,000,000	$3,000	$12,000		$(7,394)	$7,606

Common stock subscribed, 880,000 shares at $0.03 per share	-	-	-	26,400	-	26,400
Net loss, August 31, 2009	-	-	-	-	(14,126)	(14,126)
Balance, August 31, 2009	30,000,000	$3,000	$12,000	$26,400	$(21,520)	$19,880
Common stock issued, 1,000,000 shares at $0.03 per share	10,000,000	1,000	29,000	(26,400)	-	3,600
Director loan forgiven	-	-	4,250	-	-	4,250
Net loss, August 31, 2010	-	-	-	-	(36,755)	(36,755)
Balance, August 31, 2010	40,000,000	$4,000	$45,250	$-	$(58,275)	$(9,025)

The accompanying notes are an integral part of these financial statements.

CHINA CHEMICAL CORP, (f/k/a BOMPS MINING, INC.)
(An Exploration Stage Enterprise)
Statements of Cash Flows

	Year Ended August 31,		July 16, 2008 (Date of Inception) through August 31,
	2010	2009	2010
Cash Flows from Operating Activities
Net loss	$(36,755)	$(14,126)	$(58,275)
Increase in accounts payable	7,025	1,500	8,525
Net cash used in operating activities	(29,730)	(12,626)	(49,750)

Cash Flows from Investing Activities	$-	$-	$-

Cash Flows from Financing Activities
Outstanding checks in excess of bank balance	$(820)	$820	$-
Increase in loan from director	(3,700)	4,200	500
Issuance of common stock	30,000	-	45,000
Additional paid in capital-director loan forgiven	4,250		4,250
Net cash provided by financing activities	$29,730	$5,020	$49,750

Net increase in cash	-	(7,606)	-

Cash at beginning of year	$-	$7,606	$-
Cash at end of Year	$-	$-	$-

Supplemental Disclosures for Cash Flow Information

Subscription of stock for restricted cash	$(26,400)	$26,400	$-

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CHINA CHEMICAL CORP. (f/k/a/ BOMPS MINING, INC.)
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

BOMPS MINING, INC. (the Company) was incorporated on July 16, 2008 under the laws of the State of Delaware.  The Company was primarily engaged in the acquisition and exploration of mining properties.

On September 24, 2010, the Company merged and reorganized with China Chemical Corp and changed its name to China Chemical Corp., declaring a stock dividend of 9 shares for each share owned.  See Note 10. Subsequent Events.  Following the share exchange in the merger, the Company discontinued its former business and is now engaged in the chemical manufacturing busienss.

The Company currently has no operations and, in accordance with FASB ASC 915 “Development Stage Entities,” is considered an Exploration Stage Enterprise.  The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.

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

Cash

For the Statement of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of August 31, 2010 and August 31, 2009.

Mineral Property Acquisition and Exploration Costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties.  As described in Note 1, these operations were discontinued subsequent to year end.

Depreciation, Amortization and Capitalization

The Company records depreciation and amortization, when appropriate, using straight-line method over the estimated useful lives of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property’s useful life are capitalized.  Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

CHINA CHEMICAL CORP. (f/k/a/ BOMPS MINING, INC.)
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at August 31, 2010.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at August 31, 2010 and 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended August 31, 2010 and 2009.

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

CHINA CHEMICAL CORP. (f/k/a/ BOMPS MINING, INC.)
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

Share Based Expenses

FASB ASC 718 "Compensation - Stock Compensation" prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 "Equity - Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

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

All required tax returns have been prepared.  The Company has not taken any tax positions that, if challenged, would have a material effect on the financial statements for the twelve-months ended August 31, 2010, or during the prior two years.

The components of the Company’s deferred tax asset as of August 31, 2010 and 2009 are as follows:

	2010	2009
Net operating loss carryforward	$20,396	$7,532
Valuation allowance	(20,396)	(7,532)
Net deferred tax asset	$0	$0

CHINA CHEMICAL CORP. (f/k/a/ BOMPS MINING, INC.)
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2010	2009	Since Inception
Tax at statutory rate (35%)	$12,864	$4,944	$20,396
Increase in valuation allowance	(12,864)	(4,944)	(20,396)
Net deferred tax asset	$0	$0	$0

The net federal operating loss carry forward will expire in 2028 through 2030.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company is not presently involved in any litigation.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Implemented Standards

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value,” (ASU 2009-05). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

In September 2009, the FASB issued FASB ASC Update No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)” (FASB ASC Update No. 2009-12). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with FASB ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The implementation of FASB ASC Update No. 2009-12 did not have a material effect on its financial position or results of operations.

CHINA CHEMICAL CORP. (f/k/a/ BOMPS MINING, INC.)
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) ("Statement No. 167"). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with FASB ASC 105, the standard shall remain authoritative until it is integrated. The adoption of Statement No. 167 did not have a material impact on its financial position or results of operations

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 ("Statement No. 166"). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with FASB ASC 105, the standard shall remain authoritative until it is integrated. The adoption of Statement No. 166 did not have a material impact on its financial position or results of operations.

Recently Issued Statements

In October 2009, the FASB issued Accounting Standards Update (ASU), 2009-13, Revenue Recognition: Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. This guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010; however, earlier application is permitted.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 was effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010.

CHINA CHEMICAL CORP. (f/k/a/ BOMPS MINING, INC.)
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

NOTE 6 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $58,725 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 – RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus she may face a conflict in selecting between the Company and her other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

While the company is seeking additional capital the director has advanced funds to the company to pay any cost incurred by it. These funds are interest free. The balance due to the director was $500 and $4,200 at August 31, 2010 and August 31, 2009, respectively.

After the change in control and officers as described in Note 9, the former officer forgave $4,250 in officer payable.  This has been treated as an additional paid in capital to the Company.

NOTE 8 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of August 31, 2010:

Common Stock, $ 0.0001 par value: 80,000,000 shares authorized; 40,000,000 shares issued and outstanding.

On August 31, 2008 the Company issued a total of 30,000,000 shares of common stock to one director for cash in the amount of $0.0005 per share for a total of $ 15,000.

On September 18, 2009 the Company issued a total of 10,000,000 shares of common stock to various individuals for cash in the amount of $0.003 per share for a total of $ 30,000 to complete its S-1 offering.

As of August 31, 2010 the Company had 40,000,000 shares of common stock issued and outstanding.

On September 24, 2010 the Board of Directors of the Company declared a stock dividend whereby each stockholder of record of the Company as of October 4, 2010 (the “Record Date”) will receive 9 shares of common stock for each 1 share of common stock which they hold as of the Record Date (the “Stock Dividend”).  The number of common stock shares outstanding increased from 4,000,000 to 40,000,000.  Prior period information has been restated to reflect the stock dividend.

Immediately following the closing of the Share Exchange, under an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Liabilities (the “Conveyance Agreement”), the Company transferred all of its pre-Share Exchange assets and liabilities to its wholly-owned subsidiary, Bomps Mining Holdings, Inc. (“SplitCo”).  Thereafter, pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), the Company transferred all of the outstanding capital of SplitCo to one of its shareholders in exchange for the cancellation of 30,000,000 shares of the Company’s common stock (the “Split-Off Transaction”). Following the Share Exchange and the Split-Off Transaction, the Company discontinued its former business and is now engaged in the chemical manufacturing business.

As a result of the Share Exchange and cancellation of shares 30,000,000 shares remained outstanding.

CHINA CHEMICAL CORP. (f/k/a/ BOMPS MINING, INC.)
(AN EXPLORATION STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

Net loss per common share

The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 39,534,250 for the year months ended August 31, 2010 and 30,000,000 shares for nine months ended August 31, 2009.  As of August 31, 2010 and August 31, 2009 and since inception, the Company had no dilutive potential common shares.

NOTE 9 – CHANGE OF DIRECTORS

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

NOTE 10 – SUBSEQUENT EVENTS

On September 24, 2010, Bomps Mining, Inc. entered into an Agreement and Plan of Merger and Reorganization with its newly formed wholly-owned subsidiary, China Chemical Corp. (the “Merger Sub”), pursuant to which the Merger Sub was merged into and with the Company (the “Merger”) in accordance with §253 of the Delaware General Corporation Law (the “DGCL”). In connection with the Merger, the Company changed its name from “Bomps Mining, Inc.” to “China Chemical Corp.”   In addition, on September 24, 2010 the Board of Directors of the Company declared a stock dividend whereby each stockholder of record of the Company as of October 4, 2010 will receive 9 shares of common stock for each 1 share of common stock which they hold as of the Record Date (the “Stock Dividend”). The Company has notified the Financial Industry Regulatory Authority (“FINRA”) of its Name Change and Stock Dividend, however, as of the date of this Current Report, neither the Name Change nor the Stock Dividend has been declared effective in the market by FINRA. Unless otherwise indicated in this Current Report, all share amounts assume the effectiveness of the Stock Dividend.

On September 30, 2010, the Company entered into a Share Exchange Agreement with Gold Champ Consultants Limited, a Hong Kong corporation (“Gold Champ”) and the shareholders of Gold Champ, pursuant to which the Company acquired 100% of the issued and outstanding capital of Gold Champ in exchange for 19,861,700 shares of the Company’s common stock, par value $0.0001 (the “Share Exchange”). Prior to the Share Exchange, the Company adopted the China Chemical Corp. 2010 Incentive Stock Plan (the “2010 Plan”) and  reserved for issuance 500,000 shares of common stock for issuance as awards to officers, directors, employees, consultants and others. Upon the closing of the Share Exchange, the Company issued an aggregate of 38,300 shares of common stock to certain eligible individuals under the 2010 Plan. In addition, the Company issued 100,000 shares of common stock to its investor relations firm. Gold Champ is a holding company whose asset is 100% of the registered capital of Zibo Costar Information Consulting Co., Ltd. (“Zibo Costar Information Consulting”), a Wholly-Owned Foreign Enterprise ("WOFE") organized under the laws of the People’s Republic of China (“PRC”). All of Gold Champ's operations are conducted in China through Zibo Costar Information Consulting, and through contractual arrangements with Zibo Jiazhou Chemical Industry Co., Ltd., a limited liability enterprise organized under the laws of the People’s Republic of China (“Zibo Jiazhou Chemical”). Zibo Jiazhou Chemical is a manufacturing company that is based in Shandong, China. It is principally engaged in the manufacturing of organic chemical compounds. Following the Share Exchange, we intend to carry on the business of Zibo Jiazhou Chemical, our PRC operating entity, as our sole line of business.

Immediately following the closing of the Share Exchange, under an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Liabilities (the “Conveyance Agreement”), the Company transferred all of its pre-Share Exchange assets and liabilities to its wholly-owned subsidiary, Bomps Mining Holdings, Inc. (“SplitCo”).  Thereafter, pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), the Company transferred all of the outstanding capital of SplitCo to one of its shareholders in exchange for the cancellation of 30,000,000 shares of the Company’s common stock (the “Split-Off Transaction”). Following the Share Exchange and the Split-Off Transaction, the Company discontinued its former business and is now engaged in the chemical manufacturing business.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of August 31, 2010, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, and (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm.

Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The executive officers and directors of the Company are:

Name	Age	Positions with the Company
Lu Feng	50	Chief Executive Officer, President and Chairman of the Board of Directors
Lu Lingliang	62	Vice-Chairman of the Board of Directors
Yan Kai	53	Chief Operating and Administration Officer
Dean Huge	54	Chief Financial Officer and Treasurer
Zhang Lianjun	46	Chief Marketing Officer
Li Bin	34	Chief Accounting Officer
Doug Cole	55	Director
Chen Hui	55	Director
Jared Wang	41	Director

All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors.

Lu Feng, Chief Executive Officer, President and Chairman of the Board of Directors. Lu Feng was appointed as Chief Executive Officer, President and Chairman of the Company’s Board of directors on September 30, 2010. Lu Feng has served as Chief Executive Officer, President and Chairman of the Board of Directors, Zibo Jiazhou Chemical since September 2005. Lu Feng received a degree in chemical technology from the Shandong University of Technology in 1982. He is the brother of the Company’s Vice-Chairman, Lu Lingliang. Lu Feng’s experience as Chief Executive Officer of Zibo Jiazhou Chemical and technical experience and knowledge led to the conclusion that he should serve on the Company’s Board of Directors, given the Company’s business and structure.

Lu Lingliang, Vice-Chairman of the Board of Directors. Lu Lingliang was appointed as Vice-Chairman of the Board of Directors on September 30, 2010. Lu Lingliang has served as Vice-Chairman of the Board of Directors of Zibo Jiazhou Chemical since March 2001. Lu Lingliang graduated from Shandong University of Technology in 1970. He is the brother of Lu Feng, the Company’s Chief Executive Officer, President and Chairman of the Board of Directors. Lu Lingliang’s experience as Vice Chairman of Zibo Jiazhou and technical experience and knowledge led to the conclusion that Lu Lingliang should serve on the Company’s board of directors, given the Company’s business and structure.

Yan Kai, Chief Operating and Administration Officer. Yan Kai was appointed as the Company’s Chief Operating and Administration Officer on September 30, 2010. Yan Kai has served as Vice General Manager of Zibo Jiazhou Chemical since September 2005. Yan Kai graduated from the College of Engineering of Shandong University of Technology in 1982. He received his MBA from Northwestern Polytechnical University in 1984.

Dean Huge, Chief Financial Officer and Treasurer. Dean Huge was appointed as the Company’s Chief Financial Officer and Treasurer on September 30, 2010. Dean Huge previously served as Senior Business Consultant with International Profit Association, a small business consulting firm, from 2008 through 2009. Mr. Huge also served as President of Major Marketing Concepts, Inc., a marketing services provider from 2000 through 2008. Mr. Huge received Bachelors of Science Degrees in Accounting and Finance from Southern Illinois University.

Zhang Lianjun, Chief Marketing Officer. Zhang Lianjun was appointed as the Company’s Chief Marketing Officer on September 30, 2010. Zhang Lianjun has served as Chief Sales Officer of Zibo Jiazhou Chemical since September 2005. Zhang Lianjun received a degree in marketing from the Shandong University of Technology in 1985.

Li Bin, Chief Accounting Officer. Li Bin was appointed as the Company’s Chief Accounting Officer on September 30, 2010. Lin Bin has served as Chief Financial Officer of Zibo Jiazhou Chemical since September 2005. She graduated from Harbin Industrial University, Weihai College with a Degree in Finance and Accounting in 1997.

Doug Cole, Director. Mr. Cole was appointed as a member of the Company’s Board of Directors and as President, Secretary and Treasurer on April 8, 2010. On September 30, 2010, in connection with the Share Exchange, he resigned from his positions as President, Secretary and Treasurer. Following the closing of the Share Exchange, he will remain a member of the Company’s Board of Directors. Mr. Cole currently serves as Managing Partner of Great Bear, LLC, a corporate consulting firm. Mr. Cole has also served as a member of the Board of Directors and as a member of the compensation, nominating and audit committees of Longwei Petroleum Investment Holding Limited since March 22, 2010. Mr. Cole has also worked with Objective Equity LLC, a boutique investment bank based in New York since 2006. Mr. Cole served as Executive Vice Chairman and Executive Vice President of Trinity Companies, a continuing education company since 2002 and was its Chief Executive Officer until February 1, 2006, when the Company relocated its corporate headquarters to Texas. From 1998 through 2000, Mr. Cole served as Chairman and Chief Executive Officer of RateXchange Corporation (formerly NetAmerica.com) and as a director of two of its subsidiaries, RateXchange I, Inc. and PolarCap, Inc. He served as Chairman, Chief Executive Officer, President and Principal Accounting Officer of RateXchange from 1999 through 2000. Mr. Cole was the founder, Chief Executive Officer and Executive Vice President of Star Press (formerly Great Bear Technology) from its inception in 1992 until its merger with Graphite Zone Inc. in 1996. Mr. Cole is a 1978 graduate of the University of California, Berkeley. Mr. Cole’s financial and business management experience and knowledge led to the conclusion that he should serve on the Company’s board of directors, given the Company’s business and structure.

Chen Hui, Director. Chen Hui was appointed as a member of the Company’s Board of Directors on September 30, 2010. Chen. Hui has served as a member of the Board of Directors of Zibo Jiazhou Chemical since September 2005. Chen Hui formerly served as the chairman of federation business for the Zibo Chamber of Commerce. Chen Hui received his Masters of Business Administration from the Shandong Institute of Economics in 1976. Chen Hui’s experience on the Board of Directors of Zibo Jiazhou Chemical led to the conclusion Chen Hui should serve on the Company’s Board of Directors, given the Company’s business and structure.

Jared Wang, Director.  Jared Wang was appointed as a member of the Company’s Board of Directors on September 30, 2010. Mr. Wang is a partner at Grant Thorton in their Shanghai office. Prior to joining Grant Thorton, Mr. Wang was the chief partner at a major accounting firm in Shanghai. Mr. Wang graduated from Tongi University in Shanghai, and has been awarded a Masters degree in Applied Accounting from the Chinese University of Hong Kong. Mr. Wang is a Certified Public Accountant, a Certified Public Valuer and a Real Estate Evaluator in China. Mr. Wang’s financial and accounting knowledge and experience led to the conclusion Mr. Wang should serve on the Company’s Board of Directors, given the Company’s business and structure.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles. Lu Feng has served as Chairman and Chief Executive Officer of the Company since the Share Exchange. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

Our board of directors is primarily responsible for overseeing our risk management processes, and acts as our audit committee.  The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our Company and our Company’s general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our Company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our board leadership structure supports this approach.

Committees of the Board of Directors

On September 30, 2010, the Board of Directors appointed an Audit Committee, Compensation Committee, and Nominating Committee and adopted charters relative to its Audit Committee, Compensation Committee and Nominating Committee.

Audit Committee

Jared Wang, Doug Cole, and Chen Hui currently serve on the Audit Committee. Jared Wang serves as the Chairman of the Audit Committee and as the audit committee financial expert. The Audit Committee’s duties are to recommend to our Board of Directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by independent public accountants, including their recommendations to improve the system of accounting and internal controls. The Audit Committee oversees the independent auditors, including their independence and objectivity. However, the committee members are not acting as professional accountants or auditors, and their functions are not intended to duplicate or substitute for the activities of management and the independent auditors. The Audit Committee is empowered to retain independent legal counsel and other advisors as it deems necessary or appropriate to assist the Audit Committee in fulfilling its responsibilities, and to approve the fees and other retention terms of the advisors. Our Audit Committee member possesses an understanding of financial statements and generally accepted accounting principles.

Compensation Committee

Doug Cole, Lu Feng, and Lu Lingliang currently serve on the Compensation Committee. Doug Cole serves as the Chairman of the Compensation Committee The Compensation Committee has certain duties and powers as described in its charter, including but not limited to periodically reviewing and approving our salary and benefits policies, compensation of executive officers, administering our stock option plans and recommending and approving grants of stock options under such plans.

Nominating Committee

Lu Feng, Doug Cole, Jared Wang and Chen Hui currently serve on the Nominating Committee. The Nominating Committee considers and makes recommendations on matters related to the practices, policies and procedures of the board and takes a leadership role in shaping our corporate governance. As part of its duties, the Nominating Committee assesses the size, structure and composition of the board and its committees, coordinates evaluation of board performance and reviews board compensation. The Nominating Committee also acts as a screening and nominating committee for candidates considered for election to the board. The Nominating Committee considers, among other things, the diversity of potential board member’s backgrounds, including their professional experience, education, skills and other individual attributes in assessing their potential appointment to the board.

Code of Ethics

Our Board of Directors has approved, and we have adopted, a Code of Ethics that applies to all of our directors, officers and employees. We will provide a copy of the Code of Ethics free of charge upon request to any person submitting a written request to our Chief Executive Officer.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

Kris Ertz, who served as our sole officer and director during the fiscal years ended August 31, 2010 and 2009, received no compensation for her services during the fiscal years ended August 31, 2010.

SUMMARY COMPENSATION TABLE

						Non-Equity Incentive Plan	Change in Pension Value and Nonqualified Deferred Compen-	All Other
Name and Principal				Stock	Option	Compen-	sation	Compen-
Position	Year	Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Kris Ertz,	2010	0	0	0	0	0	0	0	0
President,	2009	0	0	0	0	0	0	0	0
CEO, CFO and
Director

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Kris Ertz	0	0	0	0	0	0	0	0	0

DIRECTOR COMPENSATION

Name	Fees Earned Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Kris Ertz	0	0	0	0	0	0	0

We are not party to any employment agreements.

Risk Management

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Upon completion of the Share Exchange and Split-Off, there were 30,000,000 shares of the Company’s common stock issued and outstanding.

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of October 11, 2010 by the following:

▪	Each shareholder who beneficially owns more than 5% of our common;

▪	Each of our named executive officers;

▪	Each of our directors; and

▪	Executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, which deem a person to beneficially own any shares the person has or shares voting or dispositive power over and any additional shares obtainable within 60 days through the exercise of options, warrants or other purchase rights. Shares of our common stock subject to options, warrants or other rights to purchase that are currently exercisable or are exercisable within 60 days of September 30, 2010 (including shares subject to restrictions that lapse within 60 days of September 30, 2010) are deemed outstanding for purposes of computing the percentage ownership of the person holding such shares, options, warrants or other rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares identified as beneficially owned.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Lu Feng	9,866,675	32.9%
Lu Lingliang	7,941,785	26.5%
Yan Kai	40,000		*
Dean Huge	-	-
Zhang Lianjun	20,000		*
Li Bin	20,000		*
Doug Cole	15,000		*
Chen Hui	-	-
Jared Wang	-	-
All such directors and executive officers as a group (9 persons)	17,903,460	59.7%
*Represents less than 1%

(1)           All shares are owned of record and beneficially. Except as otherwise noted, each shareholder’s address is c/o Gold Champ Consultants, Ltd., 1, Electric Power Road, Zhou Cun District, Zibo, People’s Republic of China.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Agreements Among Zibo Costar Information Consulting Co., Ltd., Zibo Jiazhou Chemical Co., Ltd. and Its Shareholders

Zibo Costar Information Consulting entered into a series of contractual arrangements with Zibo Jiazhou Chemical, and its shareholders, Lu Feng, Lu Lingliang, Zhang Meng and YLL Investment Group Limited, including contracts relating to the provision of services and certain shareholder rights and corporate governance matters.

The following is a summary of the material provisions of these agreements.

Transfer of Ownership When Permitted by Law

Pursuant to the purchase option agreement by and among  Zibo Costar Information Consulting, Zibo Jiazhou Chemical, and Zibo Jiazhou Chemical’s shareholders dated as of September 30, 2010, each of Zibo Jiazhou Chemical, Zibo Jiazhou Chemical’s shareholders has granted Zibo Costar Information Consulting or its designee an exclusive option to purchase all or part of their equity interests in Zibo Jiazhou Chemical, or all or part of the assets of Zibo Jiazhou Chemical, in each case, at any time determined by Zibo Costar Information Consulting and to the extent permitted by PRC law.

Voting Arrangement

Pursuant to the voting rights proxy agreement by and among Zibo Costar Information Consulting,  Zibo Jiazhou Chemical, Zibo Jiazhou Chemical’s shareholders and subsidiaries dated as of September 30, 2010, the shareholders of Zibo Jiazhou Chemical have granted the personnel designated by Zibo Costar Information Consulting the right to appoint directors and senior management of Zibo Jiazhou Chemical and to exercise all of their other voting rights as shareholders of Zibo Jiazhou Chemical, as the case may be, as provided under the articles of association of each such entity. Under the voting rights proxy agreement, there are no restrictions on the number, to the extent allowed under the respective articles of association of Zibo Jiazhou Chemical, or identity of those persons we can appoint as directors and officers.

Equity Pledge Agreement

Pursuant to the equity pledge agreement by and among Zibo Costar Information Consulting, Zibo Jiazhou Chemical, Zibo Jiazhou Chemical’s shareholders, dated as of September 30, 2010, each of shareholders has pledged his or its equity interest in Zibo Jiazhou Chemical, as the case may be, to Zibo Costar Information Consulting to secure their obligations under the relevant contractual control agreements to which each is a party, including but not limited to, the obligations of Zibo Jiazhou Chemical under the exclusive management consulting services agreement, exclusive technology consulting agreement, call option agreement and voting rights proxy agreement entered into with Zibo Costar Information Consulting. Under this equity pledge agreement, shareholders have agreed not to transfer, assign, pledge or otherwise dispose of their interest in Zibo Jiazhou Chemical, as the case may be, without the prior written consent of Zibo Costar Information Consulting.

Exclusive Management Consulting Services Agreement

Pursuant to the exclusive management consulting services agreement by and among Zibo Costar Information Consulting, Zibo Jiazhou Chemical and its shareholders, dated September 30, 2010, Zibo Jiazhou Chemical and its shareholders irrevocably entrust to Zibo Costar Information Consulting the right of management and operation of Zibo Jiazhou Chemical. The service fee to be paid by Zibo Jiazhou Chemical shall equal to 50% of net profit of Zibo Jiazhou Chemical.

Exclusive Technology Consulting Agreement

Pursuant to the exclusive technology consulting agreement by and among Zibo Costar Information Consulting, Zibo Jiazhou Chemical and its shareholders, dated September 30, 2010, Zibo Jiazhou Chemical and its shareholders irrevocably entrust to Zibo Costar Information Consulting the right maintain the facilities and provide technical support to the operations of Jiazhou Chemical. The service fee to be paid by Zibo Jiazhou Chemical shall equal to 50% of net profit of Zibo Jiazhou Chemical.

Transactions Involving Zibo Jiazhou Heat and Power Co., Ltd.

Mr. Lu Lingliang, is the majority shareholder of Zibo Jiazhou Heat and Power Co, Lt. (“ZJHP”). Zibo Jiazhou Chemical enters into many transactions with ZJHP, however, only certain of these transactions are covered by written agreements. Zibo Jiazhou Chemical has the following written agreements with ZJHP:

(1)
 ZJHP has an arrangement with Zibo Jiazhou Chemical to supply it with electricity and water at favourable price. Similarly, Zibo Jiazhou Chemical has an arrangement with ZJHP whereby it supplies ZJHP all the steam generated in its production at market prices.

(2)
Leasing Agreements dated January 4, 2008, January 5, 2009 and January 1, 2010, respectively. Under the three agreements annually signed between Zibo Jiazhou Chemical and ZJHP, Zibo Jiazhou Chemical would have granted the assets described above on lease to ZJHP for three years until December 31, 2010, for which ZJHP would be required to pay rent in the aggregate amount of RMB130,825,000 or US$ 19,789,902 as of June 30, 2010. ZJHP has made payments of approximately US$1.6 million towards this amount as of the date of this Current Report.

As of June 30, 2010, December 31, 2009 and December 31, 2008, ZJHP was indebted to Zibo Jiazhou Chemical in the following amounts:

	June 30, 2010 (Unaudited)	December 31, 2009	December 31, 2008
ZJHP, no fixed payment term, interest free, secured by Lu Lingliang	$20,617,541	$14,636,667	$4,916,981
ZJHP, no fixed payment term, interest rate at 5.91% per annum, unsecured (subsequently settled)	$6,840,598	$5,178,870	$6,677,797

In addition to the above Zibo Jiazhou Chemical also engaged in the following transactions with ZJHB during the six months ended June 30, 2010 and the years ended December 31, 2009 and 2008:

	June 30, 2010 (Unaudited)	December 31, 2009	December 31, 2008
Sales of Steam to ZJHP	$3,546,643	$6,223,324	$4,366,282
Lease of Equipment to ZJHP	$3,358,837	$7,164,973	$5,907,206
Purchases of Electricity from ZJHP	$1,160,129	$2,052,909	$1,547,889
Loan Advanced to (Collected From) ZJHP	$1,735,835	$(4,229,730)	$6,684,046
Interest Income from ZJHP	$161,417	$306,069	$349,546

On January 5, 2009 and January 4, 2008, Zibo Jiazhou Chemical signed a one year lease agreement for equipment and buildings with ZJHP with an annual rental fee of $7,164,973 and $5,907,206, respectively. During 2009 and 2008, equipment and buildings with a net book value of $35,233,127 and $38,777,606, respectively, were leased to ZJHP. See Note 6 to our financial statements for the year ended December 31, 2009. For the years ended December 31, 2009 and 2008, depreciation for the property was $3,545,022 and $3,425,217, respectively, and related business taxes for the leases were $358,249 and $295,360, respectively. For the years ended December 31, 2009 and 2008, the net lease income was $3,261,702 and $2,186,629, respectively. The lease was renewed in January 2010. See Note 17 to our financial statements for the year ended December 31, 2009 and Note 6 to our financial statements for the six months ended June 30, 2010.

ZJHP provided guarantee of certain short-term bank loans borrowed by Zibo Jiazhou Chemical.

	June 30, 2010 (Unaudited)	December 31, 2009	December 31, 2008
Qishang Bank, due April 17, 2010, interest rate at 9.03% per annum, guaranteed by ZJHP and Zibo Lanyan Group Co., Ltd. (repaid on its due date)	$-	$2,053,629	$-
Qishang Bank, due April 17, 2010, interest rate at 9.03% per annum, guaranteed by ZJHP, Zibo Jiazhou Hotel Co., Ltd, and Zibo Lanyan Group Co., Ltd. (repaid on its due date)	$-	$1,056,152	$-
Qishang Bank, due January 26, 2010, interest rate at 9.03% per annum, guaranteed by ZJHP and Zibo Jiazhou Hotel Co., Ltd. (repaid on its due date)	$-	$2,640,380	$-
Qishang Bank, due May 13, 2009, interest rate at 11.32% per annum, guaranteed by ZJHP and Zibo Lanyan Group Co., Ltd. (repaid on its due date)	$-	$-	$3,667,141

Transactions Involving Employees

During the year ended December 31, 2009, Zibo Jiazhou Chemical transferred $2,933,756 to an employee as collateral for a bank acceptance note. The balance was subsequently settled on March 9, 2010.  As of June 30, 2010, the balance of this amount was $7,365,289.

Transactions Involving Zibo Eagle Textile Co., Ltd.

Mr. LuLingliang, is the majority shareholder Zibo Eagle Textile Co., Ltd. On December 23, 2007, Zibo Jiazhou Chemical entered into an agreement with Eagle to purchase a land use right and fixed assets on the land with a total contract amount of $19,802,852. The balances represent deposits paid to Eagle, and they are unsecured, interest free, and have no fixed repayment term. The land use right and fixed assets were pledged as collateral against certain short-term bank loans borrowed by Zibo Jiazhou Chemical as detailed below

	June 30, 2010 (Unaudited)	December 31, 2009	December 31, 2008
Agriculture Bank of China, due March 26, 2010, interest rate at 6.90% per annum, guaranteed by Eagle’s land use right and fixed assets (repaid on its due date)	$-	$3,960,570	$-
Agriculture Bank of China, due March 24, 2009, interest rate at 8.07% per annum, guaranteed by Eagle’s fixed assets (repaid on its due date)	$-	$-	$3,667,141
Agriculture Bank of China, due March 9, 2009, interest rate at 8.54% per annum, guaranteed by Eagle’s fixed assets (repaid on its due date)	$-	$-	$1,393,514
Agriculture Bank of China, due March 7, 2009, interest rate at 9.34% per annum, guaranteed by Eagle’s fixed assets (repaid on its due date)	$-	$-	$733,428

Transactions Involving Lu Feng

During the six months ended June 30, 2010 and the years ended December 31, 2009 and December 31, 2008, Zibo Jiazhou Chemical was indebted to Lu Feng in the amounts of $172,065, and $240,051, respectively. Such amounts represented business and travel related expenses paid by Lu Feng on behalf of Zibo Jiazhou Chemical. The outstanding balance is unsecured, interest-free and has no fixed repayment term. Lu Feng also provided a personal guarantee for certain short-term bank loans of Zibo Jiazhou Chemical as detailed below:

	June 30, 2010 (Unaudited)	December 31, 2009	December 31, 2008

Shanghai Pudong Development Bank, due May 12, 2010, interest rate at 5.84% per annum, guaranteed by Shandong Fengyang Co., Ltd. and Lu Feng (repaid on its due date)	$-	$2,933,756	$-
Shanghai Pudong Development Bank, due August 12, 2010, interest rate at 5.346% per annum, guaranteed by Shandong Fengyang Group Co., Ltd. and Lu Feng(repaid on its due date)	$2,946,116	$-	$-

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended August 31, 2010, the total fees charged to the company for audit services, including quarterly reviews were $7,450, for audit-related services were $2,140, for tax services were $350 and for other services were $0.

For the year ended August 31, 2009, the total fees charged to the company for audit services, including quarterly reviews, were $7,100, for audit-related services were $0, for tax services were $0 and for other services were $0.

PART IV

ITEM 15. EXHIBITS
Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (filed with Registration Statement on Form S-1 (SEC File Number 333-156383) filed on December 22, 2008 and incorporated herein by reference)
3.2	Bylaws (filed with Registration Statement on Form S-1 (SEC File Number 333-156383) filed on December 22, 2008 and incorporated herein by reference)
10.1
Share Exchange Agreement dated September 30, 2010 among the Company, Gold Champ Consultants Limited, and the shareholders of Gold Champ Consultants Limited (filed with 8-K filed on October 1, 2010 and incorporated herein by reference)

10.2
Exclusive Management Consulting Services Agreement dated September 30, 2010 by and between Zibo Costar Information Consulting Co, Ltd, Zibo Jiazhou Chemical Industry Co., Ltd., and the shareholders of Zibo Jiazhou Chemical Industry Co., Ltd. (filed with 8-K filed on October 1, 2010 and incorporated herein by reference)

10.3
Exclusive Technology Consulting Agreement dated September 30, 2010 by and between Zibo Costar Information Consulting Co, Ltd, Zibo Jiazhou Chemical Industry Co., Ltd., and the shareholders of Zibo Jiazhou Chemical Industry Co., Ltd. (filed with 8-K filed on October 1, 2010 and incorporated herein by reference)

10.4
Equity Pledge Agreement dated September 30, 2010 by and between Zibo Costar Information Consulting Co, Ltd, Zibo Jiazhou Chemical Industry Co., Ltd., and the shareholders of Zibo Jiazhou Chemical Industry Co., Ltd. (filed with 8-K filed on October 1, 2010 and incorporated herein by reference)

10.5
Purchase Option Agreement dated September 30, 2010 by and between Zibo Costar Information Consulting Co, Ltd, Zibo Jiazhou Chemical Industry Co., Ltd., and the shareholders of Zibo Jiazhou Chemical Industry Co., Ltd. (filed with 8-K filed on October 1, 2010 and incorporated herein by reference)

10.6	Form of Proxy Letter dated September 30, 2010
10.7	Agreement with Davy Process Technology Limited dated February 16, 2009 (filed with 8-K filed on October 1, 2010 and incorporated herein by reference)
10.8	Agreement with Hua Lu dated July 25, 2009(filed with 8-K filed on October 1, 2010 and incorporated herein by reference)
10.9	Loan Agreement With Agriculture Bank of China Zhou Cun Branch of Zibo Municipal (filed with 8-K filed on October 1, 2010 and incorporated herein by reference)
10.10	License Agreement dated January 11, 2006 with Institute of Coal Chemistry, Chinese Academy of Sciences (filed with 8-K filed on October 1, 2010 and incorporated herein by reference)
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer*
32.2	Section 906 Certification of Principal Financial Officer*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Chemical Corp.

By:	/s/ Lu Feng
Lu Feng
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dean Huge
Dean Huge
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lu Feng	Chief Executive Officer and Chairman	October 22, 2010
Lu Feng	(Principal Executive Officer)

/s/ Lu Lingliang	Director and Vice-Chairman	October 22, 2010
Lu Lingliang

/s/ Dean Huge	Chief Financial Officer	October 22, 2010
Dean Huge	(Principal Financial Officer)

/s/ Doug Cole	Director	October 22, 2010
Doug Cole

/s/ Chen Hui	Director	October 22, 2010
Chen Hi

/s/ Jared Wang	Director	October 22, 2010
Jared Wang