Form 10-Q
period 2010-09-30
China Chemical Corp.
filed 2010-11-15
CIK 1445941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

 COMMISSION FILE NUMBER 333-156383

China Chemical Corp.

(Exact Name of small business issuer as specified in its charter)

Delaware	26-3018106
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1, Electric Power Road, Zhou Cun District, Zibo, People’s Republic of China 255330
(Address of principal executive offices) (Zip Code)
Issuer’s telephone Number: 86-0533-616899

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 12, 2010 the issuer had 30,000,000 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.
CHINA CHEMICAL CORPORATION
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
CONTENTS

PAGE	F - 1-2	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

PAGE	F - 3	CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

PAGE	F - 4-5	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

PAGE	F - 6-31	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2010	December 31, 2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,671,225	$828,921
Restricted cash	67,800,366	31,684,762
Accounts receivable	10,324,196	9,973,984
Inventories	6,843,783	5,226,877
Notes receivable	59,718	132,019
Prepayments for goods, net of allowance of $158,090 and $155,329 at September 30, 2010 and December 31, 2009, respectively	19,985,862	4,107,529
Prepaid expenses and other receivables	134,140	435,286
Due from a related party	20,866,530	19,815,537
Due from an employee	7,464,803	2,933,756
Deferred taxes	91,991	61,834
Total current assets	137,242,614	75,200,505

LONG-TERM ASSETS
Property, plant and equipment, net	49,304,273	52,472,912
Construction in progress	35,652,597	21,362,696
Land use rights, net	3,240,100	3,363,622
Due from a related party	17,427,068	16,682,545
Deferred taxes	551,632	364,240
Total long-term assets	106,175,670	94,246,015

TOTAL ASSETS	$243,418,284	$169,446,520

See accompanying notes to condensed consolidated financial statements.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2010	December 31, 2009
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$6,614,006	$2,820,108
Other payables and accrued liabilities	2,889,895	841,931
Short-term bank loans	42,026,843	26,994,508
Customer deposits	907,681	1,079,497
Notes payable	89,386,555	47,317,998
Income tax payable	2,376,580	1,515,007
Payable to contractors	643,138	1,996,155
Due to related parties	289,984	230,208
Current portion of financial obligation, sale-leaseback, net	501,340	-
Current portion of long-term bank loans	4,180,290	1,320,190
Total current liabilities	149,816,312	84,115,602

LONG-TERM LIABILITIES
Long-term portion of financial obligation, sale-leaseback, net	778,324	-
Long-term bank loans	17,915,528	20,682,978
Total long-term liabilities	18,693,852	20,682,978

TOTAL LIABILITIES	168,510,164	104,798,580

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.0001 par value, 80,000,000 shares authorized, 3,000,000 shares issued and outstanding as at September 30, 2010 and December 31, 2009, respectively	300	300
Common stock to be issued	2,700	1,686
Additional paid-in capital	12,102,759	12,103,773
Retained earnings (restricted portion is $1,857,451 at September 30, 2010 and December 31, 2009)	56,388,855	47,349,607
Accumulated other comprehensive income	6,413,506	5,192,574

TOTAL SHAREHOLDERS’ EQUITY	74,908,120	64,647,940

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$243,418,284	$169,446,520

See accompanying notes to condensed consolidated financial statements.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

REVENUES	$19,065,901	$16,395,550	$51,731,416	$39,658,046

COST OF GOODS SOLD	14,938,547	12,352,778	41,188,906	32,999,948

GROSS PROFIT	4,127,354	4,042,772	10,542,510	6,658,098

General and administrative expenses	348,420	431,430	966,770	884,573

Selling and distribution expenses	2,980	3,740	8,286	10,885

INCOME FROM OPERATIONS	3,775,954	3,607,602	9,567,454	5,762,640

OTHER INCOME (EXPENSES)

Lease income from a related party, net	713,564	813,760	2,136,161	2,442,604

Interest expense, net	(689,710)	(432,331)	(1,481,236)	(1,019,415)

Other income (expense), net	6,236	1,812	1,106	(24)
INCOME BEFORE INCOME TAXES	3,806,044	3,990,843	10,223,485	7,185,805

INCOME TAX EXPENSE	(403,445)	(480,000)	(1,184,237)	(839,978)

NET INCOME	3,402,599	3,510,843	9,039,248	6,345,827

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	938,679	(22,469)	1,220,932	(156,065)
OTHER COMPREHENSIVE INCOME (LOSS)	938,679	(22,469)	1,220,932	(156,065)

COMPREHENSIVE INCOME	$4,341,278	$3,488,374	$10,260,180	$6,189,762

WEIGHTED-AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	30,000,000	19,861,700	30,000,000	19,861,700
NET INCOME PER SHARE, BASIC AND DILUTED	$0.11	$0.18	$0.30	$0.32

See accompanying notes to condensed consolidated financial statements.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,039,248	$6,345,827
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,588,875	4,596,351
Deferred taxes	(217,549)	(53,352)
Amortization of financial obligation, sale-leaseback	108,627	-

Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	(350,212)	(8,043,677)
Prepayments for goods	(15,878,333)	3,950,056
Inventories	(1,616,906)	2,033,506
Prepaid expenses and other receivables	301,146	30,637
Due from a related party	(3,412,947)	(3,650,933)

Increase (Decrease) In:
Accounts payable	3,793,898	62,466
Other payables and accrued liabilities	1,997,760	64,286
Customer deposits	(171,816)	(72,193)
Income taxes payable	861,573	275,840
Payable to contractors	(1,353,017)	-
Due to related parties	59,776	21,332
Net cash (used in) provided by operating activities	(2,249,877)	5,560,146

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(341,668)	-
Purchases of construction in progress	(13,787,367)	(13,129,715)
Issuance of notes receivable	(1,111,826)	(11,559,796)
Repayments of notes receivable	1,185,816	7,730,907
Deposit for a land use right and fixed assets to a related party	-	(9,665,029)
Due from a related party	2,276,521	(1,468,447)
Net cash used in investing activities	(11,778,524)	(28,092,080)

See accompanying notes to condensed consolidated financial statements.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	$(36,115,604)	$917,742
Due from an employee	(4,531,047)	(2,925,003)
Proceeds from short-term bank loans	55,811,564	27,379,179
Repayments of short-term bank loans	(41,387,568)	(28,910,487)
Proceeds from notes payable	193,911,870	81,510,442
Repayments of notes payable	(153,048,288)	(72,005,305)
Capital contribution from shareholders	-	3,320,136
Proceeds from long-term bank loans	-	14,646,650
Repayment of long-term bank loans	(295,959)	-
Net proceeds from financial obligation sale-leaseback	1,492,960	-
Repayment of financial obligation, sale-leaseback	(271,719)	-
Net cash provided by financing activities	15,566,209	23,933,354

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,537,808	1,401,420

Effect of exchange rate changes on cash	1,304,496	(79,162)
Cash and cash equivalents at beginning of period	828,921	149,901

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,671,225	$1,472,159

SUPPLEMENTARY CASH FLOW INFORMATION

Income taxes paid	$574,512	$615,251
Interest paid	$1,693,508	$1,444,440

See accompanying notes to condensed consolidated financial statements.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

China Chemical Corp. (Formerly Bomps Mining, Inc.) was incorporated in the California on July 16, 2008. Effective on September 24, 2010, Bomps Mining, Inc. changed its name to China Chemical Corp. (“CHCC”).

Gold Champ Consultants Limited, a Hong Kong corporation (“Gold Champ”) is a holding company whose asset is 100% of the registered capital of Zibo Costar Information Consulting Co., Ltd. ("Zibo Costar "), a Wholly-Owned Foreign Enterprise ("WOFE") organized under the laws of the People's Republic of China ("PRC").

Zibo Jiazhou Chemical Industry Co., Ltd., a limited liability enterprise organized under the laws of the People's Republic of China ("ZBJZ") is a manufacturing company that is based in Shandong, China. It is principally engaged in the manufacturing of organic chemical compounds.

On September 30, 2010, ZBJZ entered into contractual agreements (known as a “variable interest entity” (VIE) arrangement) with Zibo Costar, under which Zibo Costar provides exclusive management and technical services and exclusive technology consulting services (collectively, the “Service Agreements”) to ZBJZ in exchange for substantially all of the net income of ZBJZ.  As collateral to ensure ZBJZ’s payments under the Service Agreements, the shareholders of ZBJZ, through an equity pledge agreement, pledged all of their rights and interests in ZBJZ, including voting rights and dividend rights, to Zibo Costar. In addition, the shareholders of ZBJZ, through an exclusive option agreement, granted to Zibo Costar an exclusive, irrevocable and unconditional right to purchase part or all of the equity interests in ZBJZ when the purchase becomes permissible under the relevant PRC Law.

On September 30 2010, CHCC entered into a Share Exchange Agreement (the “share exchange”) with Gold Champ and the shareholders of Gold Champ.  As a result of the share exchange, CHCC acquired 100% of the issued and outstanding capital of Gold Champ in exchange for 19,861,700 shares of CHCC’s common stock, par value $0.0001, thereby providing the former shareholders of Gold Champ approximately 66% ownership equity in CHCC at September 30, 2010.

On September 30, 2010, CHCC had outstanding common stock of 3,000,000 shares.  On September 24, 2010, CHCC declared a nine share for one share dividend and the dividend was delivered on October 4, 2010. As a result of the stock dividend issuance, CHCC’s outstanding common stock was 30,000,000 on October 4, 2010.  The 19,861,700 shares to effectuate the share exchange were transfers of common stock at the time of the stock dividend and not newly issued shares.  All comparative common stock amounts have been adjusted to reflect the stock dividend and recapitalization.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

After the share exchange, Gold Champ and Zibo Costar became wholly-owned subsidiaries of CHCC, and ZBJZ became the principal operating subsidiary. The exchange transaction was accounted for as a reverse acquisition in accordance with ASC 805-10 “Business Combinations”.  The acquisition is accounted for as the recapitalization of CHCC. Accordingly, the condensed consolidated statements of income include the results of operations of ZBJZ from January 1, 2010 and 2009, and the results of operations of CHCC from the acquisition date through September 30, 2010.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation

The unaudited condensed consolidated financial statements of CHCC, Gold Champ, Zibo Costar and ZBJZ have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Rule 8.03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed balance sheet information as of December 31, 2009 was derived from the audited financial statements included in the Form 8-K, filed with the Securities and Exchange Commission on October 1, 2010. The interim financial statements should be read in conjunction with the Form 8-K.

(b)  Principles of Consolidation

The condensed consolidated financial statements include the accounts of CHCC and its subsidiaries and variable interest entity (“VIE”) (the “Company”) as follows:

I. Subsidiaries and Holding Companies:

a)	Gold Champ is a wholly-owned subsidiary of CHCC and incorporated in HK.

b)	Zibo Costar is a wholly-owned subsidiary of Gold Champ and incorporated in PRC.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b) Principles of Consolidation (Continued)

II. VIE - Businesses in organic chemical compounds:

ZBJZ is incorporated under the laws of PRC. The principal activity of ZBJZ is providing organic chemical compounds.  ZBJZ is wholly-owned by certain related parties or directors of the Company.

The Company applied the provision of ASC 810, Consolidation of Variable Interest Entities (“VIE”), a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of  the VIEs’ residual returns. As a result, ZBJZ became the Company’s VIE since September 30, 2010.

Inter-company balances and transactions have been eliminated in consolidation.

(c)  Concentrations

The Company has major customers who accounted for the following percentage of total sales and total accounts receivable:

Customers	Sales Nine Months Ended September 30,		Accounts Receivable
	2010	2009	September 30, 2010	December 31, 2009
Company A	25%	32%	39%	7%
Company B	7%	-	30%	-
Company C	20%	-	18%	-
Company D	-	16%	-	56%
Company E	-	21%	-	28%

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c) Concentrations (Continued)

The Company has major suppliers who accounted for the following percentage of total purchases and total accounts payable:

Suppliers	Purchases Nine Months Ended September 30,		Accounts Payable
	2010	2009	September 30, 2010	December 31, 2009
Company F	6%	16%	-	33%
Company G	30%	9%	17%	17%
Company H	30%	46%	60%	-

(d)  Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ materially from those estimates.

(e)  Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements, establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e)  Fair Value of Financial Instruments (Continued)

These tiers include:

•Level 1—defined as observable inputs such as quoted prices in active markets;
•Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Cash and cash equivalents consist primarily of high rated money market funds at a variety of well-known PRC and international institutions with original maturities of three months or less. Restricted cash represent time deposits on account for bank acceptance notes. The original cost of these assets approximates fair value due to their short-term maturity. See Note 12.

The carrying amounts of other financial assets and liabilities, such as accounts receivable, notes receivable, prepaid expenses and other receivables, due from an employee, due from a related party, accounts payable, other payables and accrued liabilities, short-term bank loans, customer deposits, notes payable, income tax payable, due to related parties, payable to contractors, current portion of financial obligation, sale-leaseback, net and current portion of long-term bank loans, approximate their fair values because of the short-term maturity of these instruments.

(f)  Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

-Persuasive evidence of an arrangement exists,
-Delivery has occurred or services have been rendered,
-The seller’s price to the buyer is fixed or determinable, and
-Collectability is reasonably assured.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g)  Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to operations as incurred. Retirement benefits amounting to $69,362 and $64,045 were charged to operations for the nine months ended September 30, 2010 and 2009, respectively.

(h)  Foreign Currency Translation

The accompanying condensed financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). The condensed financial statements are translated into United States dollars from RMB at period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	September 30,	December 31,	September 30,
	2010	2009	2009
Period end RMB: US$ exchange rate	6.6981	6.8173	-
Average period RMB: US$ exchange rate	6.7676	-	6.8455

(i)  Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to recognize under current accounting standards as components of comprehensive income should be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s current component of other comprehensive income is the foreign currency translation adjustment.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j)  New Accounting Pronouncements

There were no new accounting pronouncements not yet adopted by the Company that would have a material effect on the Company’s condensed consolidated financial statements as of September 30, 2010.

3.	LIQUIDITY

The Company has a working capital deficit of $12,573,698 at September 30, 2010. This was principally due to the Company’s use of cash to purchase construction in progress.  The Company currently generates its cash flow through operating income, and the Company had a net income of $9,039,248 for the nine months ended September 30, 2010. As of the date of this report, the Company has not experienced any liquidity problems in settling payables in the normal course of business or repaying the bank loans when they become due. To improve liquidity, the Company may explore new expansion opportunities and funding sources from which the management may consider seeking external funding and financing.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

4.	INVENTORIES

Inventories consist of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Raw materials	$4,244,081	$3,930,087
Work-in-progress	181,250	175,566
Finished goods	2,418,452	1,121,224
Total inventories	$6,843,783	$5,226,877

The net book value of $4,244,081 and $1,834,912 of raw materials inventory is pledged as collateral for a short-term bank loan at September 30, 2010 and December 31, 2009, respectively. See Note 11.

5.	NOTES RECEIVABLE

Notes receivable consist of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Bank Acceptance Notes (aggregated by month):
Due March, 2011	$59,718	$-
Due June, 2010 (Settled on its due date)	-	14,669
Due May, 2010 (Settled on its due date)	-	88,012
Due March, 2010 (Settled on its due date)	-	29,338
Total notes receivable	$59,718	$132,019

All the bank acceptance notes are interest free.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS

(I) Due From A Related Party

			September 30, 2010	December 31, 2009
			(Unaudited)
Zibo Jiazhou Heat and Power Co., Ltd. (“ZJHP”), no fixed repayment term, interest free, guaranteed by the vice chairman of the Company	a	)	$20,886,530	$14,636,667

ZJHP, no fixed repayment term, interest rate at 5.91% per annum, unsecured, subsequently settled	a	)	-	5,178,870
Total due from a related party			$20,866,530	$19,815,537

(II) Due From An Employee

			September 30, 2010	December 31, 2009
			(Unaudited)
Current			$7,464,803	$2,933,756
Total due from an employee b)	b	)	$7,464,803	$2,933,756

(III) Due From A Related Party-Long Term

			September 30, 2010	December 31, 2009
			(Unaudited)
Zibo Eagle Textile Co., Ltd. (“Eagle”)	c	)	$17,427,068	$16,682,545

(IV) Due To Related Parties

			September 30, 2010	December 31, 2009
			(Unaudited)
Lu Feng	d	)	$117,627	$172,065
Due to employees	e	)	172,357	58,143
Total due to related parties			$289,984	$230,208

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

   6.  RELATED PARTY TRANSACTIONS (CONTINUED)

a)	ZJHP is controlled by the vice chairman of the Company.

For the nine months ended September 30, 2010 and 2009, the Company had transactions with ZJHP as follows:

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Sales of steam to ZJHP	$5,129,297	$5,286,920
Lease of equipment to ZJHP	5,071,955	5,365,662
Purchases of electricity from ZJHP	1,716,350	1,635,988
Interest income from ZJHP	162,497	229,207

On January 1, 2010 and January 5, 2009, the Company signed a one year lease agreement for equipment and buildings with ZJHP with an annual rental fee of $5,963,567 and $7,164,973, respectively. During 2010 and 2009, machinery and buildings with a net book value of $33,153,550 and $35,233,127, respectively, were leased to ZJHP. See Note 8. For the nine months ended September 30, 2010 and 2009, depreciation for the property was $2,682,196 and $2,654,775, respectively, and related business tax for the leases were $253,598 and $268,283, respectively. For the nine months ended September 30, 2010 and 2009, the net lease income was $2,136,161 and $2,442,604, respectively.

ZJHP provided a guarantee of certain short-term bank loans borrowed by the Company. See Note 11.

b)
Due from an employee represents the time deposits paid to an employee as collateral for two bank acceptance notes and one bank acceptance note at September 30, 2010 and December 31, 2009, respectively.  The balances are unsecured, interest free, and have no fixed repayment terms. The balances were subsequently settled. See Note 12.

c)
Eagle is controlled by the vice-chairman of the Board of Directors of the Company.  On December 23, 2007, the Company entered into an agreement with Eagle to purchase a land use right and fixed assets on the land with a total contract amount of $19,802,852.  The balances represent deposits paid to Eagle, and they are unsecured, interest free, and have no fixed repayment term. The land use right and fixed assets were pledged as collateral against certain short-term bank loans borrowed by the Company.  The Company estimates the transaction will be closed in June, 2011.  See Notes 11 and 16.

6.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

   6.  RELATED PARTY TRANSACTIONS (CONTINUED)

d)
Lu Feng is the chairman and CEO of the Company. The balances represent business and travelling related expenses paid by the CEO on behalf of the Company. The outstanding balances are unsecured, interest free and have no fixed repayment terms. The CEO also provided a personal guarantee for short-term bank loans borrowed by the Company. See Note 11.

e)	Due to employees are interest-free, unsecured and have no fixed repayment terms. The amounts primarily represent business and travelling related expenses paid by employees on behalf of the Company.

   7.  PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
At cost:
Buildings	$1,285,127	$1,262,675
Machinery	20,954,643	23,829,638
Motor Vehicles	768,961	755,526
Office equipment	58,535	57,513
Leased fixed assets	43,075,779	42,323,223
Assets recorded under financial obligation, sale-leaseback	3,643,421	-
	69,786,466	68,228,575
Less : Accumulated depreciation
Buildings	$155,063	$118,231
Machinery	8,645,479	8,177,410
Motor Vehicles	401,251	326,096
Office equipment	49,554	43,830
Leased fixed assets	9,922,229	7,090,096
Assets recorded under financial obligation, sale-leaseback	1,308,617	-
	20,482,193	15,755,663
Property, plant and equipment, net	$49,304,273	$52,472,912

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

  7.  PROPERTY, PLANT AND EQUIPMENT, NET (CONTINUED)

For the nine months ended September 30, 2010 and 2009, depreciation expense was $4,407,161 and $4,438,899, respectively. See Notes 8 and 14.

8.	OPERATING LEASE TO A RELATED PARTY

On January 1, 2010 and January 5, 2009, the Company signed a one year lease agreement for buildings and machinery with ZJHP with an annual rental fee of $5,963,567 and $7,164,973 respectively. The Company leased the assets to ZJHP because the Company is not at an operating capacity to fully utilize the assets. In the future the Company may cease leasing the assets if its capacity increases, or they may lease the assets to another company.  The Company’s property on operating lease by major classes consists of the following:

	September 30, 2010	December 31, 2009
At cost:
Buildings	$744,353	$731,349
Machinery	42,331,426	41,591,874
	43,075,779	42,323,223
Less : Accumulated depreciation
Buildings	85,415	61,035
Machinery	9,836,814	7,029,061
	9,922,229	7,090,096
Leased fixed assets, net	$33,153,550	$35,233,127

For the nine months ended September 30, 2010 and 2009, the depreciation expense for the leased fixed assets was $2,682,196 and $2,654,775, respectively, which was netted in the Company’s statements of income and comprehensive income against lease income from a related party, net. See Notes 6 and 7.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

9.	LAND USE RIGHTS, NET

Land use rights consist of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Cost of land use rights	$3,874,321	$3,806,635
Less: Accumulated amortization	634,221	443,013
Land use rights, net	$3,240,100	$3,363,622

Amortization expense for the nine months ended September 30, 2010 and 2009 was $181,714 and $157,452, respectively.

Amortization expense for the next five years and thereafter is as follows:

Period ended September 30, 2011	$244,441
2012	244,441
2013	244,441
2014	244,441
2015	99,364
Thereafter	2,162,972
Total	$3,240,100

All of land use rights are pledged as collateral for a long-term bank loan at September 30, 2010 and December 31, 2009. See Note 13.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

10.	CONSTRUCTION IN PROGRESS

Construction in progress consists of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Buildings	$1,858,347	$1,206,536
Machinery	33,794,250	20,156,160
Total	$35,652,597	$21,362,696

Capitalized interest for the nine months ended September 30, 2010 and 2009 is $1,066,777 and $201,069, respectively. See Notes 13 and 16.

11.	SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Qishang Bank, due November 25, 2010, interest rate at 9.027% per annum, guaranteed by Shandong Jide Ecological Technology Co., Ltd and Zibo Jiazhou Hotel Co., Ltd.	$2,687,330	$-

China Merchant Bank, due December 3, 2010, interest rate at 4.86% per annum, guaranteed by Shandong Jide Ecological Technology Co., Ltd., Zibo Lanyan Group Co., Ltd. and the CEO of the Company (See Note 6)	2,985,921	-

China Citic Bank, due January 20, 2011 interest rate at 5.841% per annum, guaranteed by the CEO of the Company, Zhang Lianfang and secured by raw material inventory (See Notes 4 and 6)	4,478,882	-

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

11.	SHORT-TERM BANK LOANS (CONTINUED)

	September 30, 2010	December 31, 2009
	(Unaudited)
Agriculture Bank of China, due February 16, 2011, interest rate at 6.903% per annum, guaranteed by Shandong Jide Ecological Technology Co., Ltd.	$1,866,201	$-

Rizhao Bank, due February 23, 2011, interest rate at 5.31% per annum, guaranteed by Shandong Jide Ecological Technology Co., Ltd. and the CEO of the Company	4,478,882	-

Agriculture Bank of China, due March 18, 2011, interest rate at 6.903% per annum, guaranteed by Shandong Jide Ecological Technology Co., Ltd.	4,030,994	-

Qishang Bank, due March 25, 2011, interest rate at 9.027% per annum, guaranteed by Shandong Jide Ecological Technology Co., Ltd and Zibo Lanyan Group Co., Ltd	2,090,145	-

Qilu Bank, due April 30, 2011, interest rate at 6.372% per annum, guaranteed by Shandong Jide Ecological Technology Co., Ltd. and Zibo Jiazhou Hotel Co., Ltd.	2,985,921	-

Huaxia Bank, due May 5, 2011, interest rate at 5.31% per annum, guaranteed by Zibo Lanyan Group Co., Ltd.	4,478,882	-

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

11.	SHORT-TERM BANK LOANS (CONTINUED)

	September 30, 2010	December 31, 2009
	(Unaudited)
Agriculture Bank of China, due May 16, 2011, interest rate at 6.903% per annum, guaranteed by Shandong Jide Ecological Technology Co., Ltd.	$1,492,961	$-

Bank Austria Beijing, due June 8, 2011, interest rate at 6.903%, guaranteed by the CEO of the Company (See Note 6), and secured by raw material inventory (See Note 4)	7,464,803	-

Shanghai Pudong Development Bank, due July 20, 2011, interest rate at 5.31% per annum, guaranteed by Shangdong Fengyang Group Ltd and the CEO of the Company (See Note 6)	2,985,921	-

Shanghai Pudong Development Bank, due May 12, 2010, interest rate at 5.84% per annum, guaranteed by Shandong Fengyang Co., Ltd. and the CEO of the Company (See Note 6) (Repaid on its due date)	-	2,933,756

Agriculture Bank of China, due May 12, 2010, interest rate at 6.90% per annum, guaranteed by Shandong Jide Ecological Technology Co., Ltd. (Repaid on its due date)	-	1,466,878

Huaxia Bank, due May 5, 2010, interest rate at 5.31% per annum, guaranteed by Zibo Lanyan Group Co., Ltd. (Repaid on its due date)	-	4,400,634

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

11.	SHORT-TERM BANK LOANS (CONTINUED)

	September 30, 2010	December 31, 2009
	(Unaudited)
China Citic Bank, due May 4, 2010, interest rate at 5.35% per annum, secured by raw materials inventory (See Note 4) (Repaid on its due date)	$-	$4,400,634

Qishang Bank, due April 17, 2010, interest rate at 9.03% per annum, guaranteed by ZJHP and Zibo Lanyan Group Co., Ltd. (Repaid on its due date)	-	2,053,629

Qishang Bank, due April 17, 2010, interest rate at 9.03% per annum, guaranteed by ZJHP, Zibo Jiazhou Hotel Co., Ltd, and Zibo Lanyan Group Co., Ltd. (Repaid on its due date)	-	1,056,152

Agriculture Bank of China, due March 30, 2010, interest rate at 6.90% per annum, guaranteed by Shandong Jide Ecological Technology Co., Ltd. (Repaid on its due date)	-	1,833,597

Agriculture Bank of China, due March 26, 2010, interest rate at 6.90% per annum, guaranteed by Eagle’s land use right and fixed assets (See Note 6) (Repaid on its due date)	-	3,960,570

Agriculture Bank of China, due March 16, 2010, interest rate at 1.83% per annum, guaranteed by Shandong Jide Ecological Technology Co., Ltd. (Repaid on its due date)	-	702,526

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

11.	SHORT-TERM BANK LOANS (CONTINUED)

	September 30, 2010	December 31, 2009
	(Unaudited)
Agriculture Bank of China, due March 12, 2010, interest rate at 1.83% per annum, guaranteed by Shandong Jide Ecological Technology Co., Ltd. (Repaid on its due date)	$-	$702,598

Industrial and Commercial Bank of China, due February 23, 2010, interest rate at 1.26% per annum, guaranteed by Shandong Jide Ecological Technology Co., Ltd. (Repaid on its due date)	-	843,154

Qishang Bank, due January 26, 2010, interest rate at 9.03% per annum, guaranteed by ZJHP and Zibo Jiazhou Hotel Co., Ltd. (Repaid on its due date)	-	2,640,380
Total	$42,026,843	$26,994,508

Interest expense for short-term bank loans was $1,693,508 and $1,444,440 for the nine months ended September 30, 2010 and 2009, respectively.

12.	NOTES PAYABLE

Notes payable consist of the following (aggregated by month of maturity):

	September 30, 2010	December 31, 2009
	(Unaudited)
Bank Acceptance Notes:
Due September, 2011, guaranteed by Shandong Jide Ecological Technology Co.,Ltd	$3,284,514	$-
Due July, 2011, guaranteed by Shandong Jide Ecological Technology Co., Ltd	895,776	-
Due June, 2011, guaranteed by Shandong Jide Ecological Technology Co., Ltd	2,985,921	-
Due February, 2011	15,049,044	-

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

12.	NOTES PAYABLE (CONTINUED)

	September 30, 2010	December 31, 2009
	(Unaudited)
Due January, 2011	$13,436,646	$-
Due January, 2011, guaranteed by Zibo Lanyan Group Co., Ltd	8,957,764	-
Due January, 2011, guaranteed by an employee’s time deposit (See Note 6)	4,478,882	-
Due December, 2010	9,704,244	-
Due November, 2010	26,873,293	-
Due October, 2010, guaranteed by an employee’s time deposit (See Note 6) (Repaid on its due date)	2,985,921	-
Due before September 30, 2010, subsequently repaid on due dates	-	42,686,150
Subtotal	88,652,005	42,686,150

Notes Payable to Unrelated Companies:
Due December, 2010, interest free, unsecured	317,557	-
Due October, 2010, interest free, unsecured (Repaid on its due date)	416,993	-
Due before September 30, 2010, subsequently repaid on due dates	-	4,631,848
Subtotal	734,550	4,631,848

Total	$89,386,555	$47,317,998

All the bank acceptance notes are subject to bank charges of 0.05% of the principal as a commission on each loan transaction. Bank charges for bank acceptance notes were $62,465 and $23,905 for the nine months ended September 30, 2010 and 2009, respectively.

Restricted cash of $66,680,645 and $31,684,762 collateralizes the bank acceptance notes at September 30, 2010 and December 31, 2009, respectively.

Interest expense for notes payable to unrelated companies was $0 and $31,643 for the nine months ended September 30, 2010 and 2009, respectively.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

13.	LONG-TERM BANK LOANS

Long-term bank loans consist of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Agriculture Bank of China, due July 13, 2013, interest rate at 6.34% per annum, guaranteed by Shandong Qingyuan Group Co., Ltd., Zibo Qingtian Properties Co., Ltd., Shangdong Qingtian Plastic Industry Co., Ltd., and Shandong Qingyuan Asphalt Technology Co., Ltd.. Principal is to be repaid every 3 months in 13 unequal installments from July 13, 2010, and interest is paid quarterly.	$14,631,015	$14,668,779

Agriculture Bank of China, due July 13, 2013, interest rate at 6.34% per annum, guaranteed by Zibo Fengyang Color Steel Co., Ltd. and secured by land use rights. (See Note 9) Principal is to be repaid every 3 months in 13 unequal installments from July 13, 2010, and interest is paid quarterly.	7,464,803	7,334,389
Total long-term bank loans	22,095,818	22,003,168

Less: current portion	4,180,290	1,320,190

Long-term portion	$17,915,528	$20,682,978

The interest expense for nine months ended September 30, 2010 and 2009 of $1,066,777 and $ 201,069, respectively, was capitalized in construction in progress. See Note 10.

The repayment schedule for the long-term bank loans is as follows:

Period ended September 30, 2011	$4,180,290
2012	10,450,725
2013	7,464,803
Total	$22,095,818

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

14.	FINANCIAL OBLIGATION, SALE-LEASEBACK

In May 2010, the Company refinanced its machinery under a sale-leaseback arrangement. Under the sale-leaseback agreement, the machinery was sold for $2,526,294 and concurrently, the Company leased the machinery back for $2,526,294 with a weighted-average annual interest rate of 13.32%, payable in periodic instalments through June 2013. Of the $2,526,294 selling price, $1,473,058 was received in cash, and the remaining balance of $1,053,236 was treated as a security deposit to be applied to the future lease payments. The transaction was accounted for as a financing arrangement, wherein the property remains on the Company’s books continues to be depreciated. A financial obligation in the amount of $1,279,664, representing the net proceeds of the sale, has been recorded under “Financial obligation, sale-leaseback” in the Company’s Balance Sheets, and is being reduced based on lease payments under the financial obligation. The Company has an option to purchase the machinery for $1,053,236 at the expiration date of the lease.

	September 30, 2010	December 31, 2009
	(Unaudited)
Financial obligation, sale-leaseback	$1,442,755	$-
Less: Accumulated amortization	163,091	-
Financial obligation, sale-leaseback, net	1,279,664	-

Less: Current portion	501,340	-
Long-term portion	$778,324	$-

As of September 30, 2010, future minimum payments required under non-cancellable sale-leaseback are:

Period ended September 30, 2011	$782,311
2012	686,762
2013	418,028
Total minimum lease payments	1,887,101

Less: Amount representing interest	607,437
Present value of net minimum lease payments	$1,279,664

Amortization of the financial obligation for the nine months ended September 30, 2010 was $108,627.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

15.	TAXES

(I)  Corporation Income Tax (“CIT”)

The CIT rate applicable to the Company is 25%. However, in accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. For the Company, the first profitable year for income tax purposes as a foreign investment company was 2006. The tax rate to the Company is 12.5% for the nine months ended September 30, 2010 and 2009.

Effective January 1, 2007, the Company adopted ASC 740-10, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No.109. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

Under ASC 740-10, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2010, the Company does not have a liability for unrecognized tax benefits.

Income tax expense for the nine months ended September 30, 2010 and 2009 are summarized as follows:

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Current CIT expense	$(1,401,786)	$(893,331)
Deferred CIT benefit	217,549	53,353
Income tax expense	$(1,184,237)	$(839,978)

The Company’s income tax expense differs from the “expected” tax expense (computed by applying the CIT rate of 25% percent to income before income taxes) as follows

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

15.	TAXES (CONTINUED)

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Computed “expected” expense	$(2,555,871)	$(1,796,451)
Favorable tax rate effect	1,277,936	898,227
Permanent differences	93,698	58,246
Income tax expense	$(1,184,237)	$(839,978)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
	(Unaudited)
Deferred tax assets (liabilities):
Current:
General and administrative expenses	$13,320	$14,758
Cost of goods sold	60,164	46,703
Interest expense	18,507	373
Subtotal	91,991	61,834
Non-current:
Amortization	186,351	64,225
Depreciation	365,281	300,015
Subtotal	551,632	364,240

Net deferred tax assets	$643,623	$426,074

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

15.	TAXES (CONTINUED)

 (II)  Value Added Tax (“VAT”)

Enterprises or individuals who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value added tax in accordance with the PRC laws. The value added tax standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products.

The VAT payable balances of $1,948,812 and $235,295 at September 30, 2010 and December 31, 2009, respectively, are included in other payables and accrued expenses in the accompanying balance sheets.

(III)  Tax Holiday

For the nine months ended September 30, 2010 and 2009 the PRC corporate income tax rate was 25%. The Company was entitled to favourable tax rate of 12.5% for the nine months ended September 30, 2010 and 2009.

The combined effects of the favourable tax rate available to the Company for the nine months ended September 30, 2010 and 2009 are as follows:

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Tax holiday effect	$(1,277,936)	$(898,227)
Basic net income per share excluding tax holiday effect	$0.30	$0.27

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

16.	COMMITMENTS AND CONTINGENCIES

(I)  Contingencies

As of September 30, 2010, the Company provided corporate guarantees for bank loans borrowed by Zibo Lanyan Group Co., Ltd. (“Lanyan”) and Shandong Fengyang Co., Ltd. (“Fengyang”), which are incorporated in the PRC. As a part of the corporate guarantees, Lanyan and Fengyang also provided cross guarantees for the short-term bank loans of       $12,540,870 and the note payable of $ 8,957,764 borrowed by the Company. See Notes 11 and 12. If Lanyan or Fengyang defaults on the repayment of its bank loans, the Company is required to repay the outstanding balance. As of September 30, 2010, the guarantee provided for the bank loans borrowed by Lanyan and Fengyang was approximately $12,690,166, which consists of the following:

Due December 14, 2010	$2,239,441
Due January 24, 2011	7,464,803
Due April 19, 2011	1,492,961
Due May 11, 2011	1,492,961
Total	$12,690,166

A default by Lanyan and Fengyang is considered remote by the management. Based on the information available to the management, the fair values of the guarantees granted by the Company are not considered material and therefore no liability for the guarantor's obligation under the guarantees was recognized as of September 30, 2010.

(II)  Lease Commitments

In April 2007, the Company signed a land lease agreement with Zhoucun District People’s Government Zhoujia Community Committees (“Committees”). The Company leased land from Committees for 35 years. The annual lease fee for the land is RMB286,500 (approximately $42,396). For the nine months ended September 30, 2010 and 2009, the lease expense was $31,797 and $31,472, respectively.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

 16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

(II)  Lease Commitments (Continued)

As of September 30, 2010, the Company has outstanding commitments with respect to non-cancellable operating lease for the land, which fall due as follows:

Period ended September 30, 2011	$42,396
2012	42,396
2013	42,396
2014	42,396
2015	42,396
Thereafter	1,112,897
Total	$1,324,877

(III)  Capital Commitments

As of September 30, 2010, the Company entered into several agreements and made payments of $26,946,336 toward the purchases of production equipment to be used in the maleic anhydride project. The Company is required to pay the remainder of the purchase price of approximately $7,188,274 prior to the delivery of the equipment, which is estimated to occur in 2010. The amount paid is recorded in construction in progress. Through September 30, 2010, the Company used its working capital and borrowed money from a local bank to fund the project. The Company estimates completion of the project by the end of 2010.

On February 16, 2009 and July 25, 2009, respectively, the Company entered two agreements to purchase certain licensed technology and equipment to be used in the butanediol project with a contract amount of Euro 16,650,000 or $20,326,320 and RMB5,750,000 or $846,975, respectively. As of September 30, 2010, the Company made payments of $6,719,519 and $128,395, respectively for the butanediol project. The Company is required to pay the remainder of the purchase price of $8,194,861 and $7,690,538 in the next year and year after, respectively, according to the terms of the agreement. The amount paid is recorded in construction in progress. The Company used its working capital and borrowed money from a local bank to fund the project. The Company estimates completion of the project in 2012.

As of September 30, 2010, the Company entered into an agreement and made payments of $17,427,068 toward the purchase of a land use right and fixed assets from Eagle. The Company is required to pay the remainder of the purchase price of $2,375,784 in June, 2011. The amount paid is recorded in due from a related party. See Note 6.

Item 2. Management Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in the Form 8-K filed on October 1, 2010.

Our Company engages in the business of manufacturing and selling maleic anhydride (“MAH”) and phthalic anhydride (“PA”) products. The Company’s products are primarily marketed and sold in the PRC.

Our Company currently has the capacity to produce 30,000 tons of maleic anhydride per year and 50,000 tons of phthalic anhydride per year. During the second quarter of fiscal year ended December 31, 2008, the Company started construction to expand the Company’s annual MAH capacity to 60,000 tons per year. The expansion is scheduled to commence operations October, 2010. For the nine months ended September 30, 2010, the Company’s total revenues were $51,731,416.

Forward Looking Statements

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect us and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords. From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our Company. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as future capital expenditures, business strategy, competitive strengths, goals, growth of our business and operations, plans and references to future successes may be considered forward-looking statements. Also, when we use words such as “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” “forecast,” “may,” “should,” “budget,” “goal,” “expect,” “probably” or similar expressions, we are making forward-looking statements. Many risks and uncertainties may impact the matters addressed in these forward-looking statements. Our forward-looking statements speak only as of the date made and we will not update such forward-looking statements unless the securities laws require us to do so.

Some of the key factors which could cause our future financial results and performance to vary from those expected include:

•	The loss of primary customers;
•	Our ability to implement productivity improvements, cost reduction initiatives or facilities expansions;
•	Market developments affecting, and other changes in, the demand for our products and the introduction of new competing products;
•	Availability or increases in the price of our primary raw materials or active ingredients;
•	The timing of planned capital expenditures;
•
Our ability to identify, develop or acquire, and market additional product lines and businesses necessary to implement our business strategy and our ability to finance such acquisitions and development;

•	The condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions;
•	The ability to obtain registration and re-registration of our products under applicable law;
•	The political and economic climate in the foreign or domestic jurisdictions in which we conduct business; and，
•
Other People’s Republic of China (“PRC”) or foreign regulatory or legislative developments which affect the demand for our products generally or increase the environmental compliance cost for our products or impose liabilities on the manufacturers and distributors of such products.

The information contained in this report, identifies additional factors that could cause our results or performance to differ materially from those we express in our forward-looking statements. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions and, therefore, the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements which are included in this report and the exhibits and other documents incorporated herein by reference, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved.

Significant Accounting Policies and Management Estimates

This section should be read together with the Summary of Significant Accounting Policies included as Note 2 to the financial statements included in the Form 8-K filed on October 1, 2010.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ materially from those estimates.

Estimates affecting accounts receivable and prepayments for goods

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect our reporting of assets and liabilities. These estimates are particularly significant where they affect the reported net realizable value of the Company’s accounts receivable, prepayments for goods.

At September 30, 2010, the Company provided no reserve against accounts receivable. Management’s estimate of no reserve on accounts receivable at September 30, 2010 was based on the aged nature of these accounts receivable. In making its judgment, management assessed its customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

At September 30 2010, the Company provided an allowance against its prepayments for goods amounting to $158,090. Management’s estimate of the appropriate reserve on the prepayments for goods at September 30, 2010 was based on the aged nature of these prepayments for goods. In making its judgment, management assessed its suppliers’ ability to continue to provide goods or repayment their outstanding debts on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

While the Company currently believes that there is little likelihood that actual results will differ materially from these current estimates, if the financial condition of our customers or suppliers deteriorates in the near future, the Company could realize significant write downs for uncollectible accounts receivable or prepayments for goods.

Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	The seller’s price to the buyer is fixed or determinable, and

•	Collectability is reasonably assured.

Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuming collectability. The majorityof the Company's revenue results from sales contracts with customers and revenue is recorded upon the shipment of goods.

New Accounting Pronouncements

There were no new accounting pronouncements not yet adopted by the Company that would have a material effect on the Company’s condensed consolidated financial statements as of September 30, 2010.

RESULTS OF OPERATIONS

Our operating results are presented for the nine months ended September 30, 2010, as compared to the same period ended September 30, 2009.

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our statements of operations for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,				Comparisons
	2010	Percentage of Revenue	2009	Percentage of Revenue	Change in Amount	Change in Percentage
REVENUES	$51,731,416	100.00%	$39,658,046	100.00%	$12,073,370	30.44%
COST OF GOODS SOLD	41,188,906	79.62%	32,999,948	83.21%	8,188,958	24.82%
GROSS PROFIT	10,542,510	20.38%	6,658,098	16.79%	3,884,412	58.34%
General and administrative expenses	966,770	1.87%	884,573	2.23%	82,197	9.29%
Selling and distribution expenses	8,286	0.02%	10,885	0.03%	(2,599)	(23.88%)
INCOME FROM OPERATIONS	9,567,454	18.49%	5,762,640	14.53%	3,804,814	66.03%
OTHER INCOME (EXPENSES)
Lease income from a related party, net	2,136,161	4.13%	2,442,604	6.16%	(306,443)	(12.55%)
Interest expense, net	(1,481,236)	(2.86%)	(1,019,415)	(2.57%)	(461,821)	45.30%
Other income (expense), net	1,106	0.00%	(24)	0.00%	1,130	(4708.33%)
INCOME BEFORE INCOME TAXES	10,223,485	19.76%	7,185,805	18.12%	3,037,680	42.27%
INCOME TAX EXPENSE	(1,184,237)	(2.29%)	(839,978)	(2.12%)	(344,259)	40.98%
NET INCOME	$9,039,248	17.47%	$6,345,827	16.00%	$2,693,421	42.44%

Revenue

The Company’s revenue for the nine months ended September 30, 2010 was $51,731,416, which represented an increase of 30.44% from the same period in the prior year. The increase was due to the following factors: (i) the increase in the sales volume of the processes of maleic anhydride and phthalic anhydride as compared to last year; (ii) the increase in sales price of maleic anhydride and phthalic anhydride as compared to the same period of last year.

Cost of Goods Sold (COGS)

Cost of goods sold for the nine months ended September 30, 2010 was $41,188,906 which is 79.62% of total revenues and represents a 24.82% increase as compared to $32,999,948 which is 83.21% of total revenues for the nine months ended September 30, 2009. This was due to an increase in the price of raw materials for the same period of last year.

Cost of goods sold as a percentage of revenue may fluctuate in the future. This fluctuation may primarily be due to changes in the price of raw materials, which can have a significant impact on the cost of goods sold.

Gross Profit

The Company’s gross profit increased by $3,884,412, or 58.34%, to $10,542,510 for the nine months ended September 30, 2010 as compared to $6,658,098 for the nine months ended September 30, 2009. The increase was due to an increase in sales volume as compared to the same period of last year.

Operating Income

The Company’s operating income for the nine months ended September 30, 2010 increased 66.03% to $9,567,454 from $5,762,640 reported for the nine months ended September 30, 2009. The increase was due to the increase of sales price and sales volume of products as compared to the same period of last year.

Operating Expenses

General and administrative expenses

The Company incurred general and administrative expenses of $966,770 for the nine months ended September 30, 2010, representing an increase of $82,197, or 9.29%, as compared to $884,573 for the nine months ended September 30, 2009. The increase was primarily due to an increase of a consulting fee of $58,930 in the financial department of the Company compared to the same period of last year.

Selling and distribution expenses

The Company incurred selling and distribution expenses of $8,286 for the nine months ended September 30, 2010, representing a decrease of $2,599, or 23.88%, as compared to $10,885 for the nine months ended September 30, 2009.

Lease Income from a Related Party, Net

The Company has lease income, net of $2,136,161 for the nine months ended September 30, 2010, representing a decrease of $306,443, or 12.55%, as compared to $2,442,604 for the nine months ended September 30, 2009. The decrease was due to the decrease in the rental fee.

Interest Expense, Net

Interest expense for the nine months ended September 30, 2010 was $1,481,236 which represents a 45.30% increase from $1,019,415 for last year. The increase of $461,821 was mainly due to the increase in the average balances of short and long term bank loans during this period.

Other Income (Expenses), Net

Other income for the nine months ended September 30, 2010 was $1,106, which represents a 4,708.33% increase from expense of $(24) for the nine months ended September 30, 2009.

Income Tax

The Company incurred income tax expense of $1,184,237, for the nine months ended September 30, 2010, an increase of $344,259, or 40.98%, as compared to income tax expense of $839,978 for the nine months ended September 30, 2009. This was attributed to the increase in income before income tax. Our effective tax rate was 12.5% for the nine months ended September 30, 2010 and 2009.

Net Income

The Company’s net income of $9,039,248, for the nine months ended September 30, 2010 represented an increase of $2,693,421, or 42.44%, as compared to $6,345,827, for the nine months ended September 30, 2009. This increase was due to the increase in the sales price and sales volume of products as compared to the same period of last year.

Our operating results are presented for the three months ended September 30, 2010, as compared to the same period ended September 30, 2009.

	Three Months Ended September 30,				Comparisons
	2010	Percentage of Revenue	2009	Percentage of Revenue	Change in Amount	Change in %
REVENUES	$19,065,901	100.00%	$16,395,550	100.00%	$2,670,351	16.29%
COST OF GOODS SOLD	14,938,547	78.35%	12,352,778	75.34%	2,585,769	20.93%
GROSS PROFIT	4,127,354	21.65%	4,042,772	24.66%	84,582	2.09%
General and administrative expenses	348,420	1.83%	431,430	2.63%	(83,010)	(19.24%)
Selling and distribution expenses	2,980	0.02%	3,740	0.02%	(760)	(20.32%)
INCOME FROM OPERATIONS	3,775,954	19.80%	3,607,602	22.00%	168,352	4.67%
OTHER INCOME (EXPENSES)
Lease income from a related party, net	713,564	3.74%	813,760	4.96%	(100,196)	(12.31%)
Interest expense, net	(689,710)	(3.62%)	(432,331)	(2.64%)	(257,379)	59.53%
Other income, net	6,236	0.03%	1,812	0.01%	4,424	244.15%
INCOME BEFORE INCOME TAXES	3,806,044	19.96%	3,990,843	24.34%	(184,799)	(4.63%)
INCOME TAX EXPENSE	(403,445)	(2.12%)	(480,000)	(2.93%)	76,555	(15.95%)
NET INCOME	$3,402,599	17.85%	$3,510,843	21.41%	$(108,244)	(3.08%)

Revenue

The Company’s revenue for the three months ended September 30, 2010 was $19,065,901, which represented an increase of 16.29% from the same period in the prior year. The increase was due to the increase in sales price of maleic anhydride and phthalic anhydride as compared to the same period of last year.

Cost of Goods Sold (COGS)

Cost of goods sold for the three months ended September 30, 2010 was $14,938,547 which is 78.35% of total revenues and represents a 20.93% increase as compared to $12,352,778 which is 75.34% of total revenues for the three months ended September 30, 2009. This was due to an increase of the price of raw materials as compared to the same period of last year. Cost of goods sold as a percentage of revenue may fluctuate in the future. This fluctuation may primarily be due to the changes in the price of raw materials, which can have a significant impact on the cost of goods sold.

Gross Profit

The Company’s gross profit increased by $84,582, or 2.09%, to $4,127,354 for the three months ended September 30, 2010 as compared to $4,042,772 for the three months ended September 30, 2009. The increase was due to an increase in sales volume compared to the same period of last year.

Operating Income

The Company’s operating income for the three months ended September 30, 2010 increased 4.67% to $3,775,954 from $3,607,602 reported for the three months ended September 30, 2009. The increase was due to the increase in sales prices as compared to the same period of last year

Operating Expenses

General and administrative expenses

The Company incurred general and administrative expenses of $348,420 for the three months ended September 30, 2010, representing a decrease of $83,010, or 19.24%, as compared to $431,430 for the three months ended September 30, 2009. The decrease was due to a decrease in a consulting fee of $96,215 for the same period of last year.

Selling and distribution expenses

The Company incurred selling and distribution expenses of $2,980 for the three months ended September 30, 2010, representing a decrease of $760, or 20.32%, as compared to $3,740 for the three months ended September 30, 2009.

Lease Income from a Related Party, Net

The Company has lease income, net of $713,564 for the three months ended September 30, 2010, representing a decrease of $100,196, or 12.31%, as compared to $813,760 for the three months ended September 30, 2009. The decrease was due to the decrease in the rental fee.

Interest Expense, Net

Interest expense for the three months ended September 30, 2010 was $689,710, which represents a 59.53% increase from $432,331 for the same period of last year. The increase of $257,379 was mainly due to the increase in the average balances of short and long term bank loans during this period.

Other Income, Net

Other income for the three months ended September 30, 2010 was $6,236 which represents a 244.15% increase from $1,812 for the three months ended September 30, 2009.

Income Tax

The Company incurred income tax expense of $403,445 for the three months ended September 30, 2010, representing a decrease of $76,555, or 15.95%, as compared to income tax expense of $480,000 for the three months ended September 30, 2009. The decrease was due to a decrease in operating income.  There was no significant change in the effective tax rate for the three months ended September 30, 2010 and 2009.

Net Income

The Company’s net income of $3,402,599 for the three months ended September 30, 2010 represented a decrease of $108,244, or 3.08%, as compared to $3,510,843 for the three months ended September 30, 2009. This decrease was due to an increase of interest expense.

LIQUIDITY AND CAPITAL RESOURCES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

Liquidity

The Company has a working capital deficit of $12,573,698 at September 30, 2010. This was principally due to the Company’s use of cash to purchase construction in progress.  The Company currently generates its cash flow through operating income, and the Company had a net income of $9,039,248 for the nine months ended September 30, 2010. As of the date of this report, the Company has not experienced any liquidity problems in settling payables in the normal course of business or repaying the bank loans when they become due. To improve liquidity, the Company may explore new expansion opportunities and funding sources from which the management may consider seeking external funding and financing

Capital Resources

As of September 30, 2010, our total assets were $243,418,284 and our total liabilities were $168,510,164. Our debt to asset ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 0.6923. Our operating revenue was $51,731,416 reflecting a total asset turnover of 0.2125.

The Company currently generates its cash flow through operations and the Company believes that its cash flow generated from operations will be sufficient to sustain operations for the next twelve months.

Cash Flows

	September 30, 2010	September 30, 2009
Net cash (used in) provided by
Operating Activities	$(2,249,877)	$5,560,146
Investment Activities	$(11,778,524)	$(28,092,080)
Financing Activities	$15,566,209	$23,933,354

Net increase in cash and cash equivalents	$1,537,808	$1,401,420

Effect of exchange rate changes on cash	$1,304,496	$(79,162)

Cash and cash equivalents at the beginning of the nine month period	$828,921	$149,901

Net cash and cash equivalents at nine month period end	$3,671,225	$1,472,159

Operating Activities

Net cash used in operating activities was approximately $2.2 million for the nine months ended September 30, 2010, which was primarily attributable to our net income of $9 million adjusted by a non-cash depreciation and amortization of $4.6 million, offset an increase in prepayment of goods of $16 million and an increase in accounts payable of $4 million.

Investing Activities

Net cash used in investing activities was approximately $11.8 million for the nine months ended September 30, 2010, which was primarily attributable to purchases of construction in progress of $13.8 million and offset by due from a relate party of $2.3 million.

Financing Activities

Net cash provided by financing activities was approximately $16 million for the nine months ended September 30, 2010, which was primarily attributable from proceeds from notes payable of $194 million, proceeds of short-term bank loans in the amount of $56 million, net proceeds from financial obligations sale leaseback in the amount of $1.5 million, offset by a restricted cash of $36 million, due from an employee $4.5 million, repayments of short-term bank loans of $41 million,  and repayments of notes payable in amount of $153 million.

Capital Expenditures

Capital expenditures are related to increasing the manufacturing capacity to 60,000 metric tons per year for producing MAH, which is expected to be completed by the end of 2010 and the prepayment for the 1-4 butanediol construction. These projects were funded by long-term bank loans.

Quantitative and Qualitative Disclosures about Market Risk

The resin and polyvinyl chloride market segments have indirect influences over the demand for products MAH and PA produced by the Company. The markets for these segments are increasing due to the growth demands of China; though it is uncertain how long this trend will remain. We have put more effort into building a 1,4-butanediol (“BDO”) plant over the next 18 months and to increase revenues to the Company. BDO is used in the manufacturing of industrial solvents, high performance paints and adhesives, pharmaceuticals, cosmetic herbicides, etc.

All the Company’s current products are manufactured using benzene as feedstock material. The market price of benzene has shown a stable trend; which will have a direct link to the cost of producing BDO. The Company intends to use its production of the MAH as feed stock to manufacture BDO. Recently, the People’s Republic of China has announced a policy to increase the import tariffs on BDO.

Both MAH and PA products have been experiencing an increase in sales volume. The sales volume has been steadily increasing since 2008 and the economic crisis. The Company intends to continue selling MAH and PA products, and intends to increase MAH capacity to follow the current trend.

Off Balance-Sheet Financing Arrangements

The Company does not have any off-balance sheet financing arrangements.

Interest Rates Risk

Our exposure to interest rate risk for changes in interest rates relates primarily to the interest bearing bank loans and interest income generated by the bank deposits. We have not used any derivative financial instruments in our investment portfolio or for cash management purposes. Interest-earning instruments carry a degree of interest rate risk. We have not been exposed, and do not anticipate being exposed to material risks due to changes in interest rates. However, our future interest expense or interest income may expect to be increased of expectations due to changes in interest rates in the PRC.

Material Commitments/Tabular Disclosure of Contractual Obligations
	Payments Due by Period
		Less Than 1	1-3	3-5	More than 5
	Total	Year	Years	Years	Years
Bank Indebtedness
Short-term bank loans	$42,026,843	$42,026,843	$-	$-	$-
Notes Payable	$89,386,555	$89,386,555	$-	$-	$-
Long-term bank loans	$22,095,818	$4,180,290	$17,915,528	$-	$-
Operating Obligations
Land lease obligations	$1,324,877	$42,396	$84,792	$84,792	$1,112,897
Purchase Obligations
Purchase obligations of equipments	$23,073,673	$15,383,135	$7,690,538	$-	$-
Purchase obligations of Land Use Right and Fixed Assets	$2,375,784	$2,375,784	$-	$-	$-
Capital Lease Obligations
Financial Obligations, Sale-Leaseback, net	$1,279,664	$501,340	$778,324	$-	$-

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our President, Chief Financial Officer and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Financial Officer and Secretary concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

 ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. RISK FACTORS.

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Chemical Corp.

By:	/s/ Lu Feng
Lu Feng
Chief Executive Officer
(Principle Executive Officer)

By:	/s/ Dean Huge
Dean Huge
Chief Financial Officer
(Principle Financial Officer)