Form 10-K
period 2010-12-31
China Chemical Corp.
filed 2011-03-30
CIK 1445941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______to_______

Commission file number 333-156383

China Chemical Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-3018106 (I.R.S. Employer Identification No.)

1, Electric Power Road Zhou Cun District Zibo, P.R. China (Address of principal executive offices)	255330 (Zip Code)

Registrant’s telephone number, including area code +86 0533-6168699

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No 

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes No 

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                                                                 Accelerated filer  
Non-accelerated filer   (Do not check if a smaller reporting company)               Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes No 

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed fiscal year was $66,011,295.

As of March 28, 2011, there were 30,015,000 shares of Common Stock, par value $0.0001 per share, outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE: NONE

CHINA CHEMICAL CORP.

PART I

Forward-Looking Statements

Forward-looking statements in this report, including without limitation, statements related to China Chemical Corp.’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) China Chemical Corp.’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of China Chemical Corp.; (ii) China Chemical Corp.’s plans and results of operations will be affected by China Chemical Corp.’s ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in China Chemical Corp.’s filings with the Securities and Exchange Commission (“SEC”).

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this report.

Factors that might affect our forward-looking statements include, among other things:

●	overall economic and business conditions;

●	the demand for our goods and services;

●	competitive factors in the industries in which we compete;

●	changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

●	the outcome of litigation and governmental proceedings;

●	interest rate fluctuations and other changes in borrowing costs;

●	other capital market conditions, including availability of funding sources;

●	potential further impairment of our indefinite-lived intangible assets and/or our long-lived assets; and

●	changes in government regulations related to the broadband and Internet protocol industries.

Item 1. Business.

China Chemical Corp. (the “Company”, “we”, “us” or “our”) was incorporated in the State of Delaware on July 16, 2008 under the name Bomps Mining, Inc.

On September 24, 2010, the Company entered into an Agreement and Plan of Merger and Reorganization with its newly formed wholly-owned subsidiary, China Chemical Corp. (the “Merger Sub”), pursuant to which the Merger Sub was merged into and with the Company. In connection with the merger, the Company changed its name from Bomps Mining, Inc. to China Chemical Corp. In accordance with §253 of the Delaware General Corporation Law (the “DGCL”), the Company was not required to obtain shareholder approval of the merger with its wholly-owned subsidiary. Pursuant to §253 of the DGCL, in any case in which at least 90% of the outstanding shares of each class of the stock of a corporation or corporations, of which class there are outstanding shares that, absent this subsection, would be entitled to vote on such merger, is owned by another corporation and one of the corporations is a corporation of the State of Delaware and the other or others are corporations of the State of Delaware, or any other state or states, or the District of Columbia and the laws of the other state or states, or the District permit a corporation of such jurisdiction to merge with a corporation of another jurisdiction, the corporation having such stock ownership may either merge the other corporation or corporations into itself and assume all of its or their obligations, or merge itself, or itself and 1 or more of such other corporations, into 1 of the other corporations by executing, acknowledging and filing  a certificate of such ownership and merger setting forth a copy of the resolution of its board of directors to so merge and the date of the adoption. Further, if the surviving corporation is a Delaware corporation, it may change its corporate name by inclusion of a provision to that effect in the resolution of merger adopted by the directors of the parent corporation and set forth in the certificate of ownership and merger.

In addition, on September 24, 2010, the Company effected a nine-to-one stock dividend whereby each stockholder of record of the Company as of October 7, 2010 (the “Record Date”) was issued 9 shares of common stock for each 1 share of common stock which they hold as of the Record Date (the “Stock Dividend”), unless otherwise indicated in this Annual Report, all share amounts reflect the Stock Dividend.

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

To comply with the PRC laws and regulations while operating our chemical business in the PRC, Gold Champ, through its subsidiary, Zibo Costar Information Consulting, which is a WOFE in the PRC, entered into contractual agreements (known as a “variable interest entity” (VIE) arrangement) with Zibo Jiazhou Chemical on September 30, 2010, under which Zibo Costar Information Consulting provides exclusive management consulting services and exclusive technology consulting services (collectively, the “Service Agreements”) to Zibo Jiazhou Chemical in exchange for substantially all of the net income of Zibo Jiazhou Chemical. As collateral to ensure Zibo Jiazhou Chemical’s payments under the Service Agreements, the shareholders of Zibo Jiazhou Chemical, through an equity pledge agreement, pledged all of their rights and interests in Zibo Jiazhou Chemical, including voting rights and dividend rights, to Zibo Costar Information Consulting. In addition, the shareholders of Zibo Jiazhou Chemical, through an exclusive option agreement, granted to Zibo Costar Information Consulting an exclusive, irrevocable and unconditional right to purchase part or all of the equity interests in Zibo Jiazhou Chemical when the purchase becomes permissible under the relevant PRC Law.

Our Structure

China Chemical Corp.
(Delaware Corporation)
100%
Gold Champ Consultants Limited (HK)
100%
Zibo Costar Information Consulting Co., Ltd. (China)
Contractual Arrangement
100%
Contractual
Arrangement
Lu Feng
Lu Lingliang
Zhang Meng
YLL Investment Group
32.76%
32.04%
5.20%
30.00%
Zibo Jiazhou Chemical Industry Co. Ltd.
(domestic, PRC)
100%

We need to use the following contractual arrangements to exercise effective control.

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

Business of Zibo Jiazhou Chemical

We are a Zibo City, China-based manufacturer of organic chemical compounds used in high-performance plastics, PVC, electric fibers, paints, tires, insulation, flooring, adhesives, medicines, food processing, ink and paper. Our primary products are Phthalic Anhydride (PA) and Maleic Anhydride (MAH), which have a wide variety of applications in the construction, automotive, aviation, marine, and consumer goods industries. We currently have the capacity to produce 60,000 tons of MAH and 50,000 tons of PA annually. In addition, we began site development in October 2010 for a 50,000-ton-capacity 1,4 butanediol (BDO) co-generation plant. The Company actually produced 30,175 tons of PA and 22,142 tons of MAH over the last 12 months ending in December 31, 2010.   Actual full operations of the expanded 30,000 metric tons of MAH were not fully operational until January of 2011.

We primarily sell our products through a “cash and carry” system whereby customers notify us of their anticipated requirements one month prior to pick-up. Prices are negotiated between Zibo Jiazhou Chemical and the customer based upon prevailing market prices. Customers are responsible for the pick-up and transport of their product orders.

We are an upstream chemical manufacturer that does not sell products to the retail marketplace.  We currently sell PA and MAH to other chemical processing companies that add additional chemicals in their processes that create both retail and industrial uses in their manufacturing process for items we see in everyday life.  Many products have automotive, construction, aviation, transportation, marine and medical industry applications.

The following table summarizes our top 5 customers for the years ended December 31, 2010 and 2009:

Customers	Sales		Accounts Receivable
	2010	2009	December 31, 2010	December 31, 2009
Zibo Xinghua Resin Co., Ltd.	22%	25%	41%	39%
Zouping Erkeri Chemical Co., Ltd	6%	-	21%	-
Dongying Shenli Zhongya Chemecial Co., Ltd	16%	4%	1%	-
Kaifeng Taihua Chemical Co., Ltd	6%	4%	1%	-
Pingmei Group Kaifeng Xinghua Fine Chemical Factory	9%	25%	-	-

Current Product Offerings

MAH is an organic chemical used primarily in the production of unsaturated polyester and polyurethane resins. The primary MAH applications produced by us are unsaturated polyester resins. Unsaturated polyester resins are used to produce fiberglass reinforced high quality adhesives and paint for the automotive, construction, aviation, transportation and marine applications.

PA is an organic chemical used primarily in the production of polyvinyl chloride (PVC). It is used as a high volume “commodity plastic” for packaging, film, magnetic tape, tires, pipes, hoses, containers, and other everyday products. The primary advantages of PA are:

•	High strength / weight ratio
•	Ideal for high volume product manufacturing;
•	Low scrap and recyclability; and
•	Diversified use across numerous industries.

Planned Product Offerings

We began site development in October 2010 for a 50,000-ton capacity BDO co-generation facility. Construction is subject to financing. Accordingly, based upon current estimates, production of BDO will begin in 18 months after the BDO site specifications are completed. BDO is used primarily in the production of elastic fibers such as Spandex. It is also used in the production of soft and rigid foam used in dashboards, seating and insulation panels. Additional uses include durable wheels, tires and bumpers, artificial leather, flooring, insulation and high performance paints. In addition, it is used in the production of drugs, cosmetics and herbicides. The primary advantages of BDO include the following:

•	Durability, elasticity, flexibility, and heat resistance;
•	High demand engineered products;
•	Low scrap and recyclability; and
•	Diversified use across numerous industries.

We believe that BDO will produce higher margins than MAH, which is used as a feedstock in the production of BDO. In addition, we believe that the introduction of BDO will widen our geographic distribution and sales networks into new domestic markets.

The following table summarizes our current and planned product offerings:

Chemical Compound	Capacity (Tons/Year)	Status
Phthalic Anhydride	50,000	No additional capacity is currently contemplated.
Maleic Anhydride	60,000	30,000 tons/year expansion began startup in October 2010.
Fumaric Acid	3,500	Byproduct of Phthalic Anhydride and Maleic Anhydride production. No additional capacity is currently contemplated.
Acidic (Electrolyzed Water)	15,200	Byproduct of Phthalic Anhydride and Maleic Anhydride production. No additional capacity is currently contemplated.
1,4-butanediol	(50,000 planned)	Planning and permitting completed. Site development began in October 2010.
Tetrahydrofuran	(3,000 planned)	Downstream byproduct of 1,4-butanediol production. High-value polyurethane resin precursor.
y-Butyrolactone	(2,000 planned)	Downstream byproduct of 1,4-butanediol production. High-value water soluble solvent.
Steam	Variable	Byproduct of Phthalic Anhydride, Maleic Anhydride and 1,4-butanediol. Sold to local power generator.

Raw Materials and Byproducts

Benzene is the raw material used in the chemical processes at Zibo Jiazhou Chemical.

•	o-Xylene Benzene is used in the process for making phthalic anhydride.

•	Coking Benzene is used in the process of making maleic anhydride.

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

During the year ended December 31, 2010, Zibo Jiazhou Chemical had sales of $75,673,839, of which $55,770,402 or 73.7% were paid for in cash or by check by customers prior to pick-up and $19,903,437 or 26.3% were paid for by customers subsequent to pick-up.

Sales by Product

The following table summarizes Zibo Jiazhou Chemical’s sales by product for the years ended December 31, 2010 and 2009:

	For the Year Ended		For the Year Ended
	December 31, 2010		December 31, 2009		Comparisons
Product	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Change in Amount	Increase (Decrease) in Percentage
Phthalic Anhydride	$33,944,237	44.86%	$27,296,046	47.95%	$6,648,191	24.36%
Maleic Anhydride	$26,842,072	35.47%	$17,114,630	30.07%	$9,727,442	56.84%
Steam	$6,026,436	7.96%	$6,223,324	10.93%	$(196,888)	(3.16)%
Acid Water	$4,347,718	5.75%	$3,134,331	5.51%	$1,213,387	38.71%
Fumeric Acid	$1,366,858	1.81%	$305,184	0.54%	$1,061,674	347.88%
Processing Fee	$2,267,602	3.00%	$1,504,479	2.64%	$763,123	50.72%
Raw Material	$878,916	1.16%	$1,342,748	2.36%	$(463,832)	(34.54)%
Total	$75,673,839	100.00%	$56,920,742	100.00%	$18,753,097	32.95%

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

The total contract price is Euro16,650,000 or $20,326,320  as of December 31, 2010 and is fixed, including (i) a fee for license of technology and know-how of Euro 7,700,000 or $ 9,400,160 as of December 31, 2010 ; (ii) a fee for contract equipment and contract catalyst of Euro 4,750,000 or $5,798,800 as of June 30, 2010; (iii) a fee for technical documentation of Euro 3,600,000 or $4,394,880 as of December 31, 2010; (iv) a fee for technical service at Euro 471,240 or $575,290 as of December 31, 2010; and (v) a fee for technical training at Euro 128,760 or $157,190 as of December 31, 2010. According to the payment schedule provided in the Davy Contract, the initial payment (20%) of the fees for the license of technology and know-how and the fee for technical documentation of Euro 2,260,000 or $3,190,888 as of July 17, 2009 (the “Initial Software Fee”) shall be made within 20 days after receipt of corresponding invoice issued by Davy; the initial payment (50%) of fee for contract equipment and contract catalyst of Euro2,375,000 or $3,353,257 as of July 27, 2009   (the “Initial Equipment Fee”) shall be made within 20 days after receipt of corresponding invoice issued by Davy; payments of subsequent installments and/or other fees shall be made after corresponding technical documentation, services and/or training been delivered. Zibo Jiazhou Chemical fully paid the initial software fee and the initial equipment fee on July 17, 2009 and July 27, 2009, respectively. The designing work is still in process within Davy’s office and Zibo Jiazhou Chemical has not received any technical documentation as of the date of this filing. The total amount paid to the Davy Contract as of December 31, 2010 was $7,642,487.

According to relevant PRC laws and regulations, a foreign entity cannot provide architecture or construction designing services directly in China, which means it has to set up a company in China to apply for necessary licenses or cooperate with a Chinese company having all necessary licenses. For the 1,4-butanediol project, Davy cooperated with Hua Lu Engineering Technology Co., Ltd. (the “Hua Lu”), a Chinese engineering company having Level I of PRC national standard engineering designing qualification. Zibo Jiazhou Chemical entered into a contract with Hua Lu on July 25, 2009. The total contract price is RMB5,750,000 or $846,975 as of December 31, 2010, in which RMB860,000 or $126,683 as of July 29, 2009 shall be paid as deposit within 10 days after execution of the contract and the other installments shall be paid within 10 days after delivery of corresponding designing documentation. It is reflected in a bank sheet that Zibo Jiazhou Chemical paid the deposit on July 29, 2009. As of the date of this Current Report, Zibo Jiazhou Chemical has not received any designing documentation from Hua Lu.

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

Employees

As of March 28, 2011, we have a total of approximately 176 employees and skilled labor working in our offices and production facilities in the PRC. However, there can be no assurance that we will be able to maintain a prolonged good relationship with our existing or ex-employees and that no labor disruptions will occur in the future. Should any industrial action or labor unrest occur, our business operations could be adversely affected. The following table outlines the breakdown of the 176 employees:

Departments	Employee Amount
Management	8
Sales	5
Plant operations	106
Plant maintenance	7
Accounting	5
Employee support	16
Security	8
Other	21
Total	176

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

Registration Certificate of Enterprise Producing Dangerous Chemicals

According to the Administration Rules on Registration of Dangerous Chemicals promulgated on October 8, 2002, enterprises producing dangerous chemicals shall file documents in relation to production, products’ specifications, safety management system, accident handling measures, etc. to the governmental registration centre for registration.

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

Certificate No.: HW37C(001)号
Registered Chemicals: phthalic anhydride (PA) and maleic anhydride (MAH)
Issued by: Chemical Industry Administration Office of Zibo City
Issuing Date: November 10, 2010
Valid Until: November 9, 2011

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

ITEM 1A. RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Associated with our Business

We have a relatively limited operating history.

We have a relatively limited operating history with respect to our current business strategy. Zibo Jiazhou Chemical, our PRC operating entity, through which we currently operate our business, commenced production of phthalic anhydride in 2001 and maleic anhydride in 2007. We have expanded MAH production from 30,000 to 60,000 tons with startup commencing operations on October of 2010.  Our action was to insure that the Company would have enough internally generated feedstock, MAH, for producing the full capacity of the BDO plant without having to seek MAH from outside sources.  In 2013 it is intended that the Company will sell only two chemicals, PA and BDO.

We are an upstream chemical manufacturer that does not sell products to the retail marketplace.  We currently sell PA and MAH to other chemical processing companies that add additional chemicals in their processes that create both retail and industrial uses in their manufacturing process for items we see in everyday life.  Many products have automotive, construction, aviation, transportation, marine and medical industry applications.

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

We currently do not have any long-term contracts with our customers for our chemical products. We have been dependent in each year on a small number of customers who generate a significant portion of our business related to our chemical products, and these customers have changed from year to year. For the fiscal year ended December 31, 2010, 5 customers accounted for approximately 59% of our total revenues related to our chemical products.

The following table summarizes our top 5 customers for the years ended December 31, 2010 and 2009:

Customers	Sales		Accounts Receivable
	2010	2009	December 31, 2010	December 31, 2009
Zibo Xinghua Resin Co., Ltd.	22%	25%	41%	39%
Zouping Erkeri Chemical Co., Ltd	6%	-	21%	-
Dongying Shenli Zhongya Chemecial Co., Ltd	16%	4%	1%	-
Kaifeng Taihua Chemical Co., Ltd	6%	4%	1%	-
Pingmei Group Kaifeng Xinghua Fine Chemical Factory	9%	25%	-	-

We are looking to diversify our customers to become less dependent on large customers.  In 2010 and 2009 we sold Zibo Xinghua Resin Co.,Ltd. 22% and 25%, respectively.  We also sold products in 2010 and 2009 to Fine Chemical Factory 9% and 25%, respectively. Dongying Shenli Zhongya Chemecial Co., Ltd actually increased sales for 2010 and 2009 to 16% and 4%, respectively. The next two customers have 6% for sales each. Thus our actions of decreasing the amount of larger customers is being implemented but may not completely diversify for the foreseeable future.

For the fiscal years ended December 31, 2010 and 2009, 74.77% and 69.07% of revenue, respectively, was derived from the Shandong Province. We anticipate that our dependence on a limited number of customers in any given fiscal year will continue to decrease for the foreseeable future. There is a risk that existing customers will elect not to do business with us in the future or will experience financial difficulties. There is also a risk that our customers will attempt to impose new or additional requirements on us that reduce the profitability of those customers for us. If we do not develop relationships with new customers, we may not be able to increase, or even maintain, our revenue, and our financial condition, results of operations, business and/or prospects may be materially adversely affected.

Possible shortage in supply or price fluctuations of raw materials may have a detrimental effect on our profitability.

We have not entered into any long-term supply contracts with suppliers of major raw materials and cannot guarantee that we will be able to pass any future increases in raw material purchase prices on to consumers.

For the years ended December 31, 2010, 3 suppliers provided approximately 89% of our raw materials. For the year ended December 31, 2009, 4 suppliers provided approximately 91% of our raw materials that are used in our processes of approximately 55,000 metric tons annually prior to the MAH expansion. Within a 200km parameter of Zibo Jiazhou Chemical, there is an additional excess capacity of 150,000 metric tons annually or 273% of additional supply of raw materials. In the event that our relationships deteriorate with such suppliers, we may be unable to fulfill our customers’ needs. In the event that there is a significant shortage or change in the purchase price of raw materials in the future and we are unable to transfer resulting cost increases to our customers, our business operations and profitability may be adversely affected.

We face competition from other chemical producers and sellers. Therefore, the business and prospects may be adversely effected if we are not able to compete effectively.

We operate in markets where we compete with organic chemical producers and sellers of similar or larger size and scale in the PRC. In addition, a number of foreign companies have established chemical manufacturing enterprises in the PRC, and other foreign manufacturers may do so in the future. Such domestic and foreign competitors may have greater access to financial resources, higher levels of vertical integration, better operating efficiency and longer operating histories.  Zibo Jiazhou Chemical produces over 50% of the supply of MAH currently, and 70% when the 30,000 metric ton expansion becomes fully operational in January, 2011. At current production level for PA it is an estimated 20% of the PA supply. If we are unable to improve product quality, performance and price competitiveness or if we are unable to anticipate and respond to changing market demand, maintain operating efficiency and economies of scale, and control costs in connection with the planned expansion, raw materials and energy, our business and prospects may be adversely affected and we may not be able to compete effectively.

The majority shareholder of Zibo Jiazhou Heat and Power Co., Ltd. has potential conflicts of interest with us, which may adversely affect our business.

Lu Lingliang, our Vice-Chairman, is the majority shareholder of Zibo Jiazhou Heat and Power Co., Ltd. Conflicts of interests between his duties to our company and Zibo Jiazhou Heat and Power Co., Ltd. may arise. As Lu Lingliang is a director of our company, he has a duty of loyalty and care to us under Delaware State law when there are any potential conflicts of interests between our company and Zibo Jiazhou Heat and Power Co., Ltd.. Zibo Jiazhou Heat and Power Co., Ltd. is indebted to our company in excess of $20 million with no fixed repayment term. We cannot assure, however, that when conflicts of interest arise, Lin Lingliang will act completely in our interests or that conflicts of interests will be resolved in our favor. If we cannot resolve any conflicts of interest between us and Lin Liagliang, we would have to rely on legal proceedings, which could result in the disruption of our business.

Our substantial amount of debt could adversely affect our financial health, which could adversely affect our results of operations.

We are highly leveraged. Our substantial indebtedness could have a material adverse effect on us by: making it more difficult for us to satisfy our payment obligations under our bank loans; limiting our ability to borrow money for working capital, restructurings, capital expenditures, research and development, investments, acquisitions or other purposes, if needed, and increasing the cost of any of these borrowings; requiring us to dedicate a substantial portion of our cash flow from operations to service our debt, which reduces the funds available for operations and future business opportunities; limiting our flexibility in responding to changing business and economic conditions, including increased competition and demand for new services; placing us at a disadvantage when compared to those of our competitors that have less debt; and making us more vulnerable than those of our competitors who have less debt to a downturn in our business, industry or the economy in general. Despite our substantial indebtedness, we may still incur significantly more debt, which could further exacerbate the risks described above.

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

Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

•Investors’ perception of, and demand for, securities of alternative chemical companies;

•Conditions of the U.S. and other capital markets in which we may seek to raise funds;

•Our future results of operations, financial condition and cash flows;

•PRC governmental regulation of foreign investment in chemical companies in China;

•Economic, political and other conditions in China; and

•PRC governmental policies relating to foreign currency borrowings.

We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us could have a material adverse effect on our liquidity and financial condition.

Our business is subject to operation risks beyond our control and could have a detrimental effect on our profitability.

Our financial performance is at all times subject to operational risks which may include factors that are beyond our control. The production process could face unforeseen operating problems and therefore production could be delayed and financial performance would be adversely affected. Unanticipated additional major maintenance of the plant would also impact upon production capacity and revenue projections. This potential downtime would impact upon our results.  More specifically an example could be; if a catalyst fails on site and not during a normal maintenance period it would take time to have the new catalyst shipped by boat and the production would be down during this time period.  Catalysts should last up to 3 years of operations.

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

Our success is heavily dependent on the continued active participation of Lu Feng, our Chief Executive Officer, President and Chairman, Yan Kai, our Chief Operating and Administration Officer, Zhang Lianjun, our Chief Marketing Officer, Li Bin, our Chief Accounting Officer.  Loss of the services of Mr./Ms. Lu, Yan, Li or Zhang could have a material adverse effect upon our business, financial condition or results of operations. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified employees among companies in the chemical industry is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the expansion of our activities, could have a materially adverse effect on us. The inability on our part to attract and retain the necessary personnel and consultants and advisors could have a material adverse effect on our business, financial condition or results of operations.

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

If the PRC tax authorities determine that we and/or Gold Champ are a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. First, we and/or Gold Champ may be subject to the enterprise income tax at a rate of 25 percent on our and/or Gold Champ’s worldwide taxable income, as well as PRC enterprise income tax reporting obligations. Second, under the EIT Law and its implementing rules, dividends paid between “qualified resident enterprises” are exempt from enterprise income tax. As a result, if we and Gold Champ are treated as “qualified resident enterprises,” all dividends received by Gold Champ should be exempt from PRC tax.

If Gold Champ were treated as a PRC “non-resident enterprise” under the EIT Law, then dividends that Gold Champ receives from the PRC operating company (assuming such dividends were considered sourced within the PRC) may be subject to a 10 percent PRC withholding tax. Similarly, if we were treated as a “non-resident enterprise” under the EIT Law and Gold Champ were treated as a “resident enterprise” under the EIT Law, then dividends that we received by Gold Champ (assuming such dividends were considered sourced within the PRC) may be subject to a 10 percent PRC withholding tax. Any such taxes on dividends could materially reduce the amount of dividends, if any, we could pay to our shareholders.

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

For the years ended December 31, 2010 and 2009, 100% of our total sales were derived from the PRC market, respectively. We expect that domestic sales will continue to account for a significant portion of our total sales. If there is any material adverse change in political, economic or legal conditions in the PRC market, our sales and profitability may be negatively impacted.

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

Because our earnings and cash and cash equivalent assets are denominated in RMB and the net proceeds from this offering will be denominated in U.S. dollars, fluctuations in exchange rates between U.S. dollars and RMB will affect the relative purchasing power of these proceeds and our balance sheet and earnings per share in U.S. dollars following this offering. In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Since July 2005 the RMB is no longer pegged solely to the U.S. dollar. Instead, it is reported to be pegged against a basket of currencies, determined by the People’s Bank of China. Change in policy has resulted in the gradual increase in the value of the RMB against the U.S. dollar over time. As of December 31, 2010, the RMB was 6.6026 against the U.S. dollar; July 31, 2005 the RMB was valued 8.10526 against the U.S. Dollar. The RMB may appreciate or depreciate significantly in value against the U.S. dollar in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued or it may be permitted to enter into a full float, which may also result in a significant appreciation or depreciation of the RMB against the U.S. dollar. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue in the future which will be exchanged into U.S. dollars and earnings from and the value of any U.S. dollar-denominated investments we make in the future.

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

We conduct our business in the RMB. The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decade old policy of pegging its currency to the U.S. currency. Under the current policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This Change in policy has resulted in the gradual increase in the value of the RMB against the U.S. dollar over time. As of December 31, 2010, the RMB was 6.6026 against the U.S. dollar; July 31, 2005 the RMB was valued 8.10526 against the U.S. Dollar. However, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. To the extent our future revenues are denominated in currencies other the United States dollars, we would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse effect on our financial condition and operating results since our operating results are reported in United States dollars and significant changes in the exchange rate could materially impact our reported earnings.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

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

ITEM 4. [REMOVED AND RESERVED.]

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been quoted on the OTC Bulletin Board under the symbol CHCC.OB since January 12, 2011. Prior to January 12, 2011,  our common stock was quoted on the OTC.QB under the symbol CHCC. Trading of our common stock commenced on December 31, 2010. As of March 28, 2011, there were 442 holders of record of our common stock.

The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Year Ended December 31, 2010	High	Low
4th Quarter Ended December 31, 2010	$5.00	3.20

Year Ended December 31, 2011	High	Low
1st Quarter Ended March 31, 2011 (through March 25, 2011)	$5.00	$3.06

The last reported sales price of our common stock on the OTC Bulletin Board on March 25, 2011 was $3.10 per share.

Dividend Policy

We have not declared nor paid any cash dividend on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors considers significant.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10K.

Our Company engages in the business of manufacturing and selling maleic anhydride (“MAH”) and phthalic anhydride (“PA”) products. The Company’s products are primarily marketed and sold in the PRC.

Our Company currently has the capacity to produce 60,000 tons of maleic anhydride per year and 50,000 tons of phthalic anhydride per year. During the second quarter of fiscal year ended December 31, 2008, the Company started construction to expand the Company’s annual MAH capacity to 60,000 tons per year. The Company actually produced 30,175 ton of PA and 22,142 tons of MAH over the last 12 months ending in December 31, 2010.   Full operations of the expanded 30,000 were not fully operational until January of 2011. For the year end of December 31, 2010, the Company’s total revenues were $75,673,839.

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

Significant Accounting Policies and Management Estimates

This section should be read together with the Summary of Significant Accounting Policies included as Note 2 to the consolidated financial statements included in this report.

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

Estimates affecting accounts receivable and prepayments for goods

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect our reporting of assets and liabilities. These estimates are particularly significant where they affect the reported net realizable value of the Company’s accounts receivable and prepayments for goods.

At December 31, 2010, the Company provided no reserve against accounts receivable. Management’s estimate of no reserve on accounts receivable at December 31, 2010 was based on the aged nature of these accounts receivable. In making its judgment, management assessed its customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

At December 31, 2010, the Company provided an allowance against its prepayments for goods amounting to $159,538. Management’s estimate of the appropriate reserve on the prepayments for goods at December 31, 2010 was based on the aged nature of these prepayments for goods. In making its judgment, management assessed its suppliers’ ability to continue to provide goods or repayment their outstanding debts on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

While the Company currently believes that there is little likelihood that actual results will differ materially from these current estimates, if the financial condition of our customers or suppliers deteriorates in the near future, the Company could realize significant write downs for uncollectible accounts receivable or prepayments for goods.

Stock-Based Compensation

Stock-based compensation includes 1) common stock awards granted to employees and directors for services, and are accounted for under FASB ASC 718 “Compensation - Stock Compensation”, and 2) common stock awards granted to consultants which are accounted for under FASB ASC 505-50 “Equity – Equity-Based Payment to Non-Employees”.

All grants of common stock awards to employees, director and consultant are recognized in the financial statements based on their grant date fair values. The Company has elected to recognize compensation expense on their grant dates, with a corresponding charge to additional paid-in capital.  The Company estimates fair value of common stock awards based on the number of shares granted and the quoted price or the bid price from an unrelated broker of the Company’s common stock on the date of grant.

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

Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuming collectability. The majority of the Company's revenue results from sales contracts with customers and revenue is recorded upon the shipment of goods.

 New Accounting Pronouncements

There were no new accounting pronouncements not yet adopted by the Company that would have a material effect on the Company’s consolidated financial statements as of December 31, 2010.

Results of Operation

Our operating results are presented for the year ended December 31, 2010, as compared to the year ended December 31, 2009.

	2010		2009		Comparisons
	Amount	Percentage of Revnue	Amount	Percentage of Revnue	Change in Amount	Increase or (Decrease) in Percentage

REVENUES	$75,673,839	100.00%	$56,920,742	100.00%	$18,753,097	32.95%
COST OF GOODS SOLD	58,689,379	77.56%	46,030,417	80.87%	12,658,962	27.50%
GROSS PROFIT	16,984,460	22.44%	10,890,325	19.13%	6,094,135	55.96%
General and administrative expenses	1,635,294	2.16%	1,325,743	2.33%	309,551	23.35%
Selling and distribution expenses	29,236	0.04%	11,725	0.02%	17,511	149.35%
INCOME FROM OPERATIONS	15,319,930	20.24%	9,552,857	16.78%	5,767,073	60.37%
OTHER INCOME (EXPENSES)
Lease income from a related party, net	2,868,505	3.79%	3,261,702	5.73%	(393,197)	(12.05%)
Interest expense, net	(2,529,972)	(3.34%)	(1,398,369)	(2.46%)	(1,131,603)	80.92%
Other expenses, net	(52,264)	0.07%	(484)	0.00%	(51,780)	10,698.35%
INCOME BEFORE INCOME TAXES	15,606,199	20.62%	11,415,706	20.06%	4,190,493	36.71%
INCOME TAX EXPENSE	(1,885,491)	(2.49%)	(1,410,314)	(2.48%)	(475,177)	33.69%
NET INCOME	13,720,708	18.13%	10,005,392	17.58%	3,715,316	37.13%
WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	22,423,126		19,861,700		2,561,426
NET INCOME PER SHARE, BASIC AND DILUTED	$0.61		$0.50		$0.11	22.00%

Revenue

The Company’s revenue for the year ended December 31, 2010 was $75,673,839, which represented an increase of 32.95% from the prior year. The increase was due to the increase in the average sales price and volume of the processes of maleic anhydride and phthalic anhydride as compared to last year.

Sales by Product

	2010		2009		Comparisons
Product	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Change in Amount	Increase (Decrease) in Percentage
Phthalic Anhydride	$33,944,237	44.86%	$27,296,046	47.95%	$6,648,191	24.36%
Maleic Anhydride	$26,842,072	35.47%	$17,114,630	30.07%	$9,727,442	56.84%
Steam	$6,026,436	7.96%	$6,223,324	10.93%	$(196,888)	(3.16)%
Acid Water	$4,347,718	5.75%	$3,134,331	5.51%	$1,213,387	38.71%
Fumeric Acid	$1,366,858	1.81%	$305,184	0.54%	$1,061,674	347.88%
Processing Fee	$2,267,602	3.00%	$1,504,479	2.64%	$763,123	50.72%
Raw Material	$878,916	1.16%	$1,342,748	2.36%	$(463,832)	(34.54)%
Total	$75,673,839	100.00%	$56,920,742	100.00%	$18,753,097	32.95%

The sale of phthalic anhydride increased by 24.36% to $33,944,237 for the year ended December 31, 2010 from $27,296,046 for the year ended December 31, 2009. The increase in volume of 8.33% was due to the increase of production for the year ended December 31, 2010 from December 31, 2009.  The increase in sales price of 16.03% was due to the increase in average price per metric ton for the year ended December 31, 2010.

The sale of maleic anhydride increased by 56.84% to $26,842,072 for the year ended December 31, 2010 from $17,114,630 for the year ended December 31, 2009. The increase in volume of 8.21% was due to the increase of production for the year ended December 31, 2010 from December 31, 2009.  The increase in sales price of 48.63% was due to the increase in average price per metric ton for the year ended December 31, 2010.

The sale of steam decreased by 3.16% to $6,026,436 for the year ended December 31, 2010 from $6,223,324 for the year ended December 31, 2009. This was due to the increase in sales volume, offset by the decrease in price of steam compared to last year.

The sale of acid water increased 38.71% to $4,347,718 for the year ended December 31, 2010 from $3,134,331 for the year ended December 31, 2009. Acid water is a byproduct created during the synthetic production process of both maleic anhydride and phthalic anhydride. The increase was due to an increase of sales volume and price compared to last year.

The sale of fumeric acid increased 347.88% to $1,366,858 for the year ended December 31, 2010 from $305,184 for the year ended December 31, 2009. Fumeric acid was processed from acid water that is the byproduct in the production process of both maleic anhydride and phthalic anhydride. The increase was due to an increase of sales volume and price compared to last year.

The sale of processing fee increased by 50.72% to $2,267,602 for the year ended December 31, 2010 from $1,504,479 for the year ended December 31, 2009. Processing fee is for using a customer’s raw material and processing of both maleic anhydride and phthalic anhydride. The increase was due to an increase of processing sales volume and price compared to last year.

            The sale of raw material decreased 34.54% to $878,916 for the year ended December 31, 2010 from $1,342,748 for the year ended December 31, 2009. Excess raw materials of benzene are sold. The decrease was due to a decrease of sales volume and increase in price compared to last year.

The following is a breakdown of our revenues geographically:

	2010		2009		Comparisons
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change in Amount	Increase (Decrease) in Percentage
Shandong	$56,581,729	74.77%	$39,312,442	69.08%	$17,269,287	43.93%
Henan	12,035,316	15.90%	12,883,941	22.64%	(848,625)	(6.59%)
Hebei	2,789,187	3.69%	1,090,221	1.92%	1,698,966	155.84%
Shanghai	1,410,609	1.86%	190,567	0.33%	1,220,042	640.22%
Zhejiang	741,983	0.98%	1,809,826	3.18%	(1,067,843)	(59.00%)
Tianjin	609,509	0.81%	158,973	0.28%	450,536	283.40%
Jiangsu	589,510	0.78%	284,459	0.50%	305,051	107.24%
Hubei	555,678	0.73%	696,285	1.22%	(140,607)	(20.19%)
Guangdong	360,317	0.48%	410,315	0.72%	(49,998)	(12.19%)
Anhui	-	0.00%	69,269	0.12%	(69,269)	(100.00%)
Neimeng	-	0.00%	14,444	0.03%	(14,444)	(100.00%)
Total	$75,673,839	100.00%	$56,920,742	100.00%	$18,753,097	32.95%

For the year ended December 31, 2010, sales in Shandong Province increased by 43.93% as compared to last year. This increase was due to the Company’s reinforcement of its marketing strategy and expansion of the market share in the local area.

The sales for the year ended December 31, 2010 showed sales increased in 5 provinces totaling $20,943,882 while showed decreases in 6 other provinces by $2,190,785 as compared to last year. The increase was due to an increase in sales volume in both PA and MAH products.

Top 5 Customers:

	% of Total Revenue
Customer	2010	2009
Zibo Xinghua Resin Co., Ltd.	22%	25%
Dongying Shenli Zhongya Chemecial Co., Ltd	16%	4%
Pingmei Group Kaifeng Xinghua Fine Chemical Factory	9%	25%
Kaifeng Taihua Chemical Co., Ltd	6%	4%
Zouping Erkeri Chemical Co., Ltd	6%	-%

For the year ended December 31, 2010, our top 5 customers have changed due to an increase in purchases made by Zouping Erkeri Chemical Co., Ltd who made no purchases last year.

Cost of Goods Sold (COGS)

Cost of goods sold for the year ended December 31, 2010 is $58,689,379 which is 77.56% of total revenues and represents a 27.50% increase as compared to $46,030,417 of which 80.87% of total revenues for the year ended December 31, 2009. This was due to an increase in both costs of goods sold and increase in sales volumes of products sold as compared to the same period of last year.

The increase in volume of the raw material, o-xylene, used for the production of PA was 8.33% due to the increase of production for the year ended December 31, 2010 from December 31, 2009.  The increase in cost of o-xylene of 10.54% was due to the increase in average price per metric ton for the year ended December 31, 2010 and December 31, 2009, respectively.

The increase in volume of the raw material, coking benzene, used for the production of MAH was 8.21% due to the increase of production for the year ended December 31, 2010 from December 31, 2009.  The increase in cost of coking benzene of 44.61% was due to the increase in average price per metric ton for the 12 months ending December 31, 2010 and December 31, 2009, respectively.

Cost of goods sold as a percentage of revenue may fluctuate in the future. This fluctuation may primarily be due to changes in the price of raw materials, which can have a significant impact on the cost of goods sold.

Gross Profit

	2010		2009		Comparisons
	Amount	Percentage of Revenues	Amount	Percentage of Revenues	Change in Amount	Increase (Decrease) in Percentage

Revenues	$75,673,839	100.00%	$56,920,742	100.00%	18,753,097	32.95%
Cost of Goods Sold	$58.689,379	77.56%	$46,030,417	80.87%	12,658,962	27.50%
Gross Profit	$16,984,460	22.44%	$10,890,325	19.13%	6,094,135	55.96%

The Company’s gross profit increased by $6,094,135, or 55.96%, to $16,984,460 for year 2010 as compared to $10,890,325 for year 2009. The increase was due to an increase of sales price and sales volume as compared to last year.

Operating Income

The Company’s operating income for the year ended December 31, 2010 increased 60.37% to $15,319,930 from $9,552,857 reported for the year ended December 31, 2009. The increase was due to the increase of sales price and sales volume of products as compared to last year.

Operating Expenses

General and administrative expenses

The Company incurred general and administrative expenses of $1,635,294 for the year ended December 31, 2010, representing an increase of $309,551 or 23.35%, as compared to $1,325,743 for the year ended December 31, 2009. The increase was due to an increase in professional and consulting fees of $162,403 associated with bringing the Company into the capital markets compared to last year. The Company incurred compensation expense of $75,000 related to the issuance of 15,000 common stock to a director.

Selling and distribution expenses

The Company incurred selling and distribution expenses of $29,236 for the year ended December 31, 2010, representing an increase of $17,511 or 149.35%, as compared to $11,725 for the year ended December 31, 2009.

Other Income (Expenses)

Lease Income from a Related Party, Net

The Company has lease income of $2,868,505 for the year ended December 31, 2010, representing a decrease of $393,197 or 12.05%, as compared to $3,261,702 for the year ended December 31, 2009. The decrease was due to the decrease in the rental fee.

Interest Expense, Net

Interest expense, net for the year ended December 31, 2010 was $2,529,972, which represents an 80.92% increase from $1,398,369 for the prior year. The increase was due to the increase in the short-term bank loan and financial lease obligation balances, therefore the cost of financing increased correspondingly.

Other Expenses, Net

Other expenses, net for the year ended December 31, 2010 was $52,264, which represents a 10,698.35% increase from other expense of $484 for the year ended December 31, 2009. Increase in other expense was due to a land use right deposit loss of $53,539 in 2010.

Income Tax

The Company incurred income tax expense of $1,885,491 for the year ended December 31, 2010, an increase of $475,177, or 33.69%, as compared to income tax expense of $1,410,314 for the year ended December 31, 2009. This was attributed to increase in revenue and income before income tax. The Company’s effective income tax rate was 12.5% for 2010 and 2009.

Net Income

The Company’s net income of $13,720,708 for the year ended December 31, 2010 represented an increase of $3,715,316 or 37.13%, as compared to $10,005,392 for the year ended December 31, 2009. This increase was due to the increase in the sales price and sales volume of products as compared to last year.

LIQUIDITY AND CAPITAL RESOURCES FOR YEAR ENDED DECEMBER 31, 2010

Liquidity

The Company has a working capital deficit of $17,730,782 at December 31, 2010. This was principally due to the Company used cash of approximately $33 million to purchase property, plant and equipment and construction in progress during 2010. The Company currently generates its cash flow through operating profit and obtaining debt.  The Company had a net profit of $13,720,708 for the year ended December 31, 2010. As of the date of this report, the Company has not experienced any liquidity problems in settling payables in the normal course of business and repaying the bank loans when they become due. To improve liquidity, the Company may explore new expansion opportunities and funding sources from which the management may consider seeking external funding and financing. We believe the Company has sufficient cash to sustain operations for the next twelve months.

We have entered into the loan agreements with our primary lenders including but not limited to the Agricultural Bank of China, Bank Austria Beijing and Qishang Bank.  As of December 31, 2010, we had an aggregate principal amount of $73,037,883 outstanding under both the long-term and short-term loan agreements, with maturities from January 2011 to July 2013 and interest rates from 3.7844% to 9.8770% per annum.  The loan agreements contain customary affirmative and negative covenants and are mainly guaranteed by third parties and individual persons or secured by a lien on our restricted cash, raw material inventories, and land use rights.  Historically, all debts due have been paid back by the Company on a timely manner.  All short-term bank loans are revolving loans whose terms (at due date of payment) are extended by the lender.  As of December 31, 2010, we were in material compliance with the terms of our loan agreements.  As such, management expects all unpaid short-term bank loans balances can be extended at the due date, but reserves the right to negotiate with other banks on favorable terms.  Depending on the capital needs, the Company evaluates whether to apply for additional long-term bank loans when they are paid back. The Company currently has sufficient lines of credits with the banks for both short-term and long-term borrowings.

We have entered into the notes payable agreements with banks to the amount of $75,546,569 for bank acceptance notes.  As of December 31, 2010, we had an aggregate principal amount of $75,546,569 outstanding under the notes payable agreements, with maturities from January 2011 to September 2011 and are charged 0.05% of the principal for a total of $37,773 and interest expense of $-0- for the year ended December 31, 2010.  The bank acceptance notes payable agreements contain customary affirmative and negative covenants and are mainly guaranteed by the Company’s restricted cash and third parties.  Historically, all notes payable debts due have been paid back by the Company on a timely manner.  All notes payable are whose terms (at due date of payment) are extended by the lender.  As of December 31, 2010, we were in material compliance with the terms of our notes payable agreements.  As such, management expects all unpaid notes payable balances can be extended at the due date, but reserves the right to negotiate with other third parties on favorable terms.

Capital Resources

As of December 31, 2010, the total assets were $258,131,117 and our total liabilities were $177,365,820. Our debt to asset ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 0.6871.

As of December 31, 2010, our total assets were $258,131,117 and our operating revenue was $75,673,839 reflecting a total asset turnover of 0.2932.

Cash Flows

	2010	2009
Net cash (used in) provided by
Operating Activities	$(6,728,131)	$10,549,639
Investment Activities	$(33,377,619)	$(33,000,668)
Financing Activities	$40,273,353	$23,114,953

Net Increase in cash and cash equivalents	$167,603	$663,924

Effect of exchange rate changes on cash	$2,263,775	$15,096

Cash and cash equivalents at the beginning of the year	$828,921	$149,901

Cash and cash equivalents at year end	$3,260,299	$828,921

Operating Activities

Net cash used in operating activities was $6,728,131 for the year ended December 31, 2010, which was primarily attributable to our net income of $13,720,708 adjusted by a non-cash depreciation and amortization of $6,074,039, adjusted by decrease in $94,522 for deferred taxes, and increase of common stock issued for compensation of $81,915, an increase of amortization of initial cost for financial obligation of $34,774, an increase of amortization of financial obligations, sale-leaseback of $375,912, an increase of $9,929,453 in accounts receivable, an increase of $11,675,094 in prepayments for goods, a $5,079,152 increase in inventory, a $250,788 decrease in prepaid expenses and other receivables, a $4,501,685 increase in due from a related party, offset by a $2,152,864 decrease in accounts payable, a $2,522,067 increase in other payables and accrued liabilities, a $1,016,552 decrease in customer deposits, a $1,402,243 increase in income taxes payable, a $1,362,633 decrease in payable to contractors, a $315,650 increase in due to related parties.

1) An increase of $10 million in accounts receivable.
The increase was due to 1) to keep long-term relationship with some old customers, the Company offered longer credit period to them; 2) the increased sales by 32.95% in 2010 also led to the increase of accounts receivable.

2) An increase of $12 million in prepayments.
The increase was due to 1) the sales in 2010 increased and the Company estimated the sales will increase in 2011 as well. Therefore, the Company prepaid more to the vendors to meet the future demand of production; 2) the Company prepaid more to purchase raw materials for the new production for the new MA project completed at the end of 2010.

3) An increase of $5 million in inventories.
The increase of inventories balance was mainly due to the increase of raw materials of approximately $5 million. The increase of raw materials was mainly due to the new MA project was completed at the end of 2010. Therefore, the Company purchased more raw materials for the future production.

4) An increase of $4 million in due from a related party.
The Company sells steam of $7 million and leases equipment of $7 million to ZJHP. The Company also purchases electricity power of $2 million from ZJHP. The increase was mainly due to the increase of sales in 2010.

ZJHP generated these due from related party balances through the nonpayment of the current balances of the sales of steam and lease of equipment to ZJHP less the purchases of electricity and interest income from ZJHP starting in 2007. This balance was the amount build up over the time period from 2007 to just prior to the merger that occurred on December 31, 2010. Mr. Lu Lingliang executed a personal guarantee for the total amount. In March 2011, ZJHP signed an agreement to repay all monies to the Company within the next 5-years ending May 2015. The agreement will be filed as an exhibit to this Form 10-K.

Investing Activities

Net cash used in investing activities was approximately $33,377,619 for the year ended December 31, 2010, which was primarily attributable to our repayments of notes receivable in the amount of $3,375,723, off-set by purchases of construction in progress in the amount of $33,882,476, receipts from a related party in the amount of $5,308,077, issuance of notes receivable in the amount of $5,925,917 and purchases of plant and equipment in the amount of $1,805,925 and deposit for land use right and fixed assets to a related party of $447,101.

Financing Activities

Net cash provided by financing activities was approximately $40,273,353 for the year ended December 31, 2010, which was primarily attributable to our proceeds of notes payable in the amount of $78,838,107, proceeds from short-term bank loans in the amount of $66,751,231, proceeds from long-term bank loans in the amount of $3,725,838, repayment from an employee of $2,933,756 and net proceeds from financial obligation sale-leaseback of $20,439,947, off-set by repayments of notes payable in the amount of $52,574,863, repayments of short-term bank loans of $47,345,678, restricted cash of $26,034,237, payments of initial cost for financial obligations of $625,941, repayments of long-term loans of $1,043,235 and repayments of financials obligations, sale-leaseback of $4,791,572.

Capital Expenditures

Capital expenditures were related to increasing the manufacturing capacity to 60,000 metric tons per year for producing MAH, which was completed by the end of 2010 and the prepayment for the 1-4 butanediol construction. These projects were funded by long-term bank loans and the Company’s cash.

The expansion for the MAH facility costed approximately $27 million and was completed in the fourth quarter in 2010.  The costs that were expended through December 31, 2009 were $15 million. The costs that were expended in 2010 were $12 million.

The estimated total cost of building the BDO facility is approximately $82million.  The costs that were expended through December 31, 2009 were $7 million. The costs that were expended in 2010 were $29 million.  The costs that will be expended for the year ending December 31, 2011 will be $27 million. The remainder of the purchase price of $26 million will be paid by the end of 2012.

Quantitative and Qualitative Disclosures about Market Risk

The resin and polyvinyl chloride market segments have indirect influences over the demand for products MAH and PA produced by the Company. The markets for these segments are increasing due to the growth demands of China; though it is uncertain how long this trend will remain. We have put more effort into building a BDO plant over the next 2 years and to increase revenues to the Company. BDO is used in the manufacturing of industrial solvents, high performance paints and adhesives, pharmaceuticals, cosmetic herbicides, etc.

All the Company’s current products are manufactured using benzene as feedstock material. The market price of benzene has shown a stable trend; which will have a direct link to the cost of producing BDO. The Company intends to use its production of the MAH as feed stock to manufacture BDO. Recently, the People’s Republic of China has announced a policy to increase the import tariffs on BDO.

Both MAH and PA products have been experiencing an increase in sales volume. The sales volume has been steadily increasing since 2008 and the economic crisis. The Company intends to continue selling MAH and PA products, and has increase MAH capacity to follow the current trend.

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

Contractual Obligations

Material Commitments/Tabular Disclosure of Contractual Obligations
	Payments Due by Period
		Less Than 1	1-3	3-5	More than 5
	Total	Year	Years	Years	Years
Bank Indebtedness
Short-term bank loans	$47,593,169	$47,593,169	$-	$-	$-
Interest payment of short-term bank loans	$1,063,727	$1,063,727	$-	$-	$-
Notes Payable	$75,546,569	$75,546,569	$-	$-	$-
Long-term bank loans	$25,444,714	$5,831,080	$19,613,634	$-	$-
Interest payment of long-term bank loans	$4,102,325	$1,620,507	$2,481,818	$-	$-
Operating Obligations
Land lease obligations	$1,323,641	$42,698	$85,396	$85,396	$1,110,151
Purchase obligations
Purchase obligations of equipments	$32,271,919	$27,422,092	$4,849,827	$-	$-
Purchase obligations of land use right and fixed assets	$2,767,379	$2,767,379	$-	$-	$-
Capital Lease Obligations
Financial obligations, sale-leaseback	$16,284,823	$5,893,002	$10,391,821	$-	$-

ITEM 8. FINANCIAL STATEMENTS

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.)
AND SUBSIDIARIES
Consolidated Financial Statements
For The Years Ended
December 31, 2010 and 2009

Draft: March 28, 2011

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.)
AND SUBSIDIARIES
CONTENTS

PAGE	F - 2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM OF WEINBERG & COMPANY, P.A. FOR THE YEAR ENDED DECEMBER 31, 2010

PAGE	F - 3	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM OF K.P. CHENG & COMPANY FOR THE YEAR ENDED DECEMBER 31, 2009

PAGE	F - 4-5	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2010 AND 2009

PAGE	F - 6	CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

PAGE	F - 7	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

PAGE	F – 8-9	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

PAGE	F - 10-34	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM

To the Board of Directors and Shareholders of:
China Chemical Corp.

We have audited the accompanying consolidated balance sheet of China Chemical Corp. (formerly Bomps Mining, Inc.), and subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Chemical Corp. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Weinberg & Company, P.A.

Boca Raton, Florida
March 29, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
China Chemical Corp.

We have audited the accompanying balance sheet of China Chemical Corp. (the “Company”) as of December 31, 2009, and the related statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Chemical Corp. as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ K.P. Cheng & Co.

K.P. Cheng & Co.
Certified Public Accountants
Hong Kong, People’s Republic of China
September 17, 2010

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
BALANCE SHEETS

ASSETS

	December 31, 2010	December 31, 2009
	(Consolidated)
CURRENT ASSETS
Cash and cash equivalents	$3,260,299	$828,921
Restricted cash	57,718,999	31,684,762
Accounts receivable	19,903,437	9,973,984
Inventories	10,306,029	5,226,877
Notes receivable	2,727,968	132,019
Prepayments for goods, net of allowance of $159,538 and $155,329 at December 31, 2010 and 2009, respectively	15,782,623	4,107,529
Prepaid expenses and other receivables	184,498	435,286
Due from a related party	19,640,240	19,815,537
Due from an employee	-	2,933,756
Deferred taxes	105,476	61,834
Total current assets	129,629,569	75,200,505

LONG-TERM ASSETS
Property, plant and equipment, net	74,428,715	52,472,912
Construction in progress	32,151,137	21,362,696
Land use rights, net	3,224,995	3,363,622
Deposits with a related party for land use right and fixed assets	17,679,267	16,682,545
Initial cost for a financial obligation, sale-leaseback	600,778	-
Deferred taxes	416,656	364,240
Total long-term assets	128,501,548	94,246,015

TOTAL ASSETS	$258,131,117	$169,446,520

See accompanying notes to financial statements.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY
	December 31, 2010	December 31, 2009
	(Consolidated)
CURRENT LIABILITIES
Accounts payable	$4,972,972	$2,820,108
Other payables and accrued liabilities	3,363,998	841,931
Short-term bank loans	47,593,169	26,994,508
Customer deposits	62,945	1,079,497
Notes payable	75,546,569	47,317,998
Income tax payable	2,917,250	1,515,007
Payable to contractors	633,522	1,996,155
Due to related parties	545,858	230,208
Current portion of financial obligations, sale-leaseback	5,892,988	-
Current portion of long-term bank loans	5,831,080	1,320,190
Total current liabilities	147,360,351	84,115,602

LONG-TERM LIABILITIES
Long-term portion of financial obligations, sale-leaseback	10,391,835	-
Long-term bank loans	19,613,634	20,682,978
Total long-term liabilities	30,005,469	20,682,978

TOTAL LIABILITIES	177,365,820	104,798,580

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $0.0001 par value, 80,000,000 shares authorized, 30,015,000 and 19,861,700 shares issued and outstanding at December 31, 2010 and 2009, respectively	3,002	1,986
Additional paid-in capital	12,184,672	12,103,773
Retained earnings (restricted portion is $1,857,451 at December 31, 2010 and 2009, respectively)	61,070,315	47,349,607
Accumulated other comprehensive income	7,507,308	5,192,574
TOTAL SHAREHOLDERS’ EQUITY	80,765,297	64,647,940
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$258,131,117	$169,446,520

See accompanying notes to financial statements.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
	(Consolidated)

REVENUES	$75,673,839	$56,920,742

COST OF GOODS SOLD	58,689,379	46,030,417

GROSS PROFIT	16,984,460	10,890,325

General and administrative	1,635,294	1,325,743

Selling and distribution	29,236	11,725

INCOME FROM OPERATIONS	15,319,930	9,552,857

OTHER INCOME (EXPENSES)

Lease income from a related party, net	2,868,505	3,261,702

Interest expense, net	(2,529,972)	(1,398,369)

Other expenses, net	(52,264)	(484)

INCOME BEFORE INCOME TAXES	15,606,199	11,415,706

INCOME TAX EXPENSE	(1,885,491)	(1,410,314)

NET INCOME	13,720,708	10,005,392

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	2,314,734	15,380

COMPREHENSIVE INCOME	$16,035,442	$10,020,772

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	22,423,126	19,861,700

NET INCOME PER SHARE, BASIC AND DILUTED	$0.61	$0.50

See accompanying notes to financial statements.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock		Additional Paid-in		Accumulated Other Comprehensive
	Shares	Par Value	Capital	Retained Earnings	Income	Total

BALANCE AT JANUARY 1, 2009	19,861,700	$1,986	$8,783,637	$37,344,215	$5,177,194	$51,307,032

Capital contribution	-	-	3,320,136	-	-	3,320,136

Foreign currency translation gain	-	-	-	-	15,380	15,380

Net income	-	-	-	10,005,392	-	10,005,392

BALANCE AT JANUARY 1, 2010	19,861,700	$1,986	$12,103,773	$47,349,607	$5,192,574	$64,647,940

Recapitalization	10,000,000	1,000	(1,000)	-	-	-

Common stock issued to a consultant	100,000	10	4,990	-	-	5,000

Common stock issued to employees	38,300	4	1,911	-	-	1,915

Common stock issued to a director	15,000	2	74,998	-	-	75,000

Foreign currency translation gain	-	-	-	-	2,314,734	2,314,734

Net income	-	-	-	13,720,708	-	13,720,708

BALANCE AT DECEMBER 31, 2010 (Consolidated)	30,015,000	$3,002	$12,184,672	$61,070,315	$7,507,308	$80,765,297

See accompanying notes to financial statements.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
	(Consolidated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,720,708	$10,005,392
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,074,039	6,104,082
Deferred taxes	(94,522)	(108,007)
Stock based compensation	81,915	-
Amortization of initial cost for a financial obligation, sale-leaseback	34,774	-
Amortization of financial obligations, sale-leaseback	375,912	-

Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	(9,929,453)	(8,659,667)
Prepayments for goods	(11,675,094)	4,451,266
Inventories	(5,079,152)	4,367,983
Prepaid expenses and other receivables	250,788	32,055
Due from a related party	(4,501,685)	(4,979,448)

Increase (Decrease) In:
Accounts payable	2,152,864	(1,323,689)
Other payables and accrued liabilities	2,522,067	49,395
Customer deposits	(1,016,552)	(254,911)
Income taxes payable	1,402,243	898,836
Payable to contractors	(1,362,633)	-
Due to related parties	315,650	(33,648)
Net cash (used in) provided by operating activities	(6,728,131)	10,549,639

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,805,925)	(64,899)
Purchases of construction in progress	(33,882,476)	(20,143,206)
Purchase of land use right	-	(1,493,410)
Issuance of notes receivable	(5,925,917)	(2,600,311)
Repayments of notes receivable	3,375,723	2,976,804
Deposit for land use right and fixed assets to a related party	(447,101)	(8,434,565)
Due from a related party	5,308,077	(3,241,081)
Net cash used in investing activities	$(33,377,619)	$(33,000,668)
See accompanying notes to financial statements.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
	(Consolidated)
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	$(26,034,237)	$(13,913,797)
Repayments from (payments to) an employee	2,933,756	(2,933,756)
Proceeds from short-term bank loans	66,751,231	34,069,208
Repayments of short-term bank loans	(47,345,678)	(31,064,043)
Proceeds from notes payable	78,838,107	117,684,695
Repayments of notes payable	(52,574,863)	(106,050,497)
Payment of initial cost for a financial obligation, sale-leaseback	(625,941)	-
Capital contribution from a shareholder	-	3,320,136
Proceeds from long-term loans	3,725,838	22,003,007
Repayments of long-term loans	(1,043,235)	-
Proceeds from financial obligations sale-leaseback, net	20,439,947	-
Repayments of financial obligations, sale-leaseback	(4,791,572)	-
Net cash provided by financing activities	40,273,353	23,114,953

NET INCREASE IN CASH AND CASH EQUIVALENTS	167,603	663,924

Effect of exchange rate changes on cash	2,263,775	15,096
Cash and cash equivalents at beginning of year	828,921	149,901

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,260,299	$828,921

SUPPLEMENTARY CASH FLOW INFORMATION

Income taxes paid	$648,669	$619,501
Interest paid	$2,421,712	$1,786,729

SUPPLEMENTAL NON-CASH DISCLOSURES:

1. During 2010 and 2009, $23,950,029 and $0, respectively, were transferred from construction in progress to property, plant and equipment.

2. During 2010 and 2009, $0 and $146,687 of notes payable were settled by bank acceptance notes, respectively.
See accompanying notes to financial statements.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

1.  ORGANIZATION AND PRINCIPAL ACTIVITIES

China Chemical Corp. (formerly Bomps Mining, Inc.) was incorporated in California on July 16, 2008. Effective September 24, 2010, Bomps Mining, Inc. changed its name to China Chemical Corp. (“CHCC”).

Gold Champ Consultants Limited, a Hong Kong corporation (“Gold Champ”) is a holding company whose asset is 100% of the registered capital of Zibo Costar Information Consulting Co., Ltd. ("Zibo Costar "), a Wholly-Owned Foreign Enterprise ("WOFE") organized under the laws of the People's Republic of China ("PRC").

Zibo Jiazhou Chemical Industry Co., Ltd. ("ZBJZ"), a limited liability enterprise organized under the laws of the PRC is a manufacturing company that is based in Shandong, China. It is principally engaged in the manufacturing of organic chemical compounds.

(a)	Share Exchange Agreements

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

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

1. ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

(b)	Variable Interest Entity Arrangements

On September 30, 2010, Zibo Costar entered into a series of contractual agreements (known as a “variable interest entity” (VIE) arrangement, which are more fully described below) with ZBJZ and its shareholders to govern Zibo Costar’s relationships with ZBJZ.  These contractual arrangements allow Zibo Costar to obtain effective control over ZBJZ through the ability to exercise all the rights of ZBJZ's shareholders, the rights to absorb substantially all of the economic residual benefits and the obligation to fund all of the expected losses of ZBJZ. Zibo Costar has been determined to be the primary beneficiary of ZBJZ because it is most closely associated with ZBJZ due to its obligation to provide unlimited financial support and its ability to determine strategic business decisions of ZBJZ through voting rights.  In accordance with SEC Regulation SX-3A-02 and Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810 “Consolidation”, CHCC, through Zibo Costar, consolidates the operating results of ZBJZ.

The VIE arrangements comprise following significant terms:

i.
Exclusive service agreement: Under these agreements Zibo Costar provides exclusive management and technical services and exclusive technology consulting services to ZBJZ in exchange for substantially all of the net income of ZBJZ.

ii.
Equity pledge agreement: As collateral to ensure ZBJZ’s payments under the exclusive service agreements, the shareholders of ZBJZ, through an equity pledge agreement, pledged all of their rights and interests in ZBJZ, including voting rights and dividend rights, to Zibo Costar.

iii.
Exclusive option agreement: In addition, the shareholders of ZBJZ, through an exclusive option agreement, granted to Zibo Costar an exclusive, irrevocable and unconditional right to purchase part or all of the equity interests in ZBJZ when the purchase becomes permissible under the relevant PRC Law.

After the share exchange and VIE arrangements, Gold Champ and Zibo Costar became wholly-owned subsidiaries of CHCC, and ZBJZ became the principal operating VIE. The exchange transaction was accounted for as a reverse acquisition in accordance with FASB ASC 805-10 “Business Combinations”.  The acquisition is accounted for as the recapitalization of CHCC. Accordingly, the consolidated statements of income include the results of operations of ZBJZ from January 1, 2010 and 2009, and the results of operations of CHCC from the acquisition date through December 31, 2010.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

1. ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

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

The following financial statement amounts and balances of the VIE were included in the accompanying consolidated financial statements：
	December 31, 2010	December 31, 2009
Total assets	$258,027,059	$169,446,520
Total liabilities	$177,224,014	$104,798,580

	Year Ended December 31,
	2010	2009

Revenues	$75,673,839	$56,920,742
Net income	$13,842,184	$10,005,392

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of CHCC, its subsidiaries and VIE (the “Company”) as follows:

I. Subsidiaries and holding companies:

a)	Gold Champ is a wholly-owned subsidiary of CHCC and incorporated in Hong Kong.

b)	Zibo Costar is a wholly-owned subsidiary of Gold Champ and incorporated in PRC.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(a)	Principles of Consolidation (Continued)

II. VIE - Business in organic chemical compounds:

ZBJZ is incorporated under the laws of the PRC. The principal activity of ZBJZ is producing organic chemical compounds.  ZBJZ is wholly-owned by certain related parties or directors of the Company.

Inter-company balances and transactions have been eliminated in consolidation.

(b)	Concentrations

The Company has major customers who accounted for the following percentage of total sales and accounts receivable:

Customers	Sales		Accounts Receivable
	2010	2009	December 31, 2010	December 31, 2009
Zibo Xinghua Resin Co., Ltd.	22%	25%	41%	39%
Zouping Erkeri Chemical Co., Ltd	6%	-	21%	-
Dongying Shenli Zhongya Chemecial Co., Ltd	16%	4%	1%	-
Kaifeng Taihua Chemical Co., Ltd	6%	4%	1%	-
Pingmei Group Kaifeng Xinghua Fine Chemical Factory	9%	25%	-	-

The Company has major suppliers who accounted for the following percentage of total purchases and accounts payable:

Suppliers	Purchases		Accounts Payable
	2010	2009	December 31, 2010	December 31, 2009
C&S Chem Ltd.	45%	45%	75%	-
Qingzhou Ousinuo Chemical Co., Ltd	37%	25%	-	-
Weifang Zhenxing Risheng Chemical Co., Ltd	7%	10%	-	40%

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c)	Use of Estimates

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

(d)	Fair Value of Financial Instruments

These tiers include:

•Level 1—defined as observable inputs such as quoted prices in active markets;
•Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC 820-10 as of December 31, 2010 are as follows:

	Fair Value Measurements at Reporting Date Using
	Carrying Value as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term bank loans	$25,444,714	$-	$25,444,714	$-
Financial obligations, sale-leaseback	$16,284,823	$-	$16,284,823	$-

Cash and cash equivalents consist primarily of high rated money market funds at a variety of well-known PRC and international institutions with original maturities of three months or less. Restricted cash represents time deposits on account for bank acceptance notes, open letter credit and short-term bank loans. The original cost of these assets approximates fair value due to their short-term maturity.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)	Fair Value of Financial Instruments (Continued)

The carrying amounts of other financial assets and liabilities, such as accounts receivable, notes receivable, prepaid expenses and other receivables, due from an employee, due from a related party, accounts payable, other payables and accrued liabilities, short-term bank loans, customer deposits, notes payable, income tax payable, due to related parties, payable to contractors, current portion of financial obligation, sale-leaseback and current portion of long-term bank loans approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term bank loans and long-term financial obligations, sale-leaseback is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term bank loans and long-term financial obligations, sale-leaseback was not significantly different from the carrying value at December 31, 2010.

(e)	Restricted Cash

Restricted cash represents time deposits reserved for settlement of notes payable, open letters of credit in connection with inventory purchases and short-term bank loans. The cash is held in the custody of the bank issuing the notes payable, letter of credit or short-term bank loan and is restricted as to withdrawal or use, and is currently earning interest.

(f)	Inventories

Inventories are stated at the lower of cost or net realizable value (market value). The cost of raw materials is determined on a weighted-average basis. Finished goods costs are determined on a weighted average basis and comprise direct materials, direct labor and an appropriate proportion of overhead.

Net realizable value is based on estimated selling prices less any further costs expected to be incurred for completion and disposal.

(g)	Prepayments for Goods

Prepayments for goods represent cash paid in advance to suppliers for purchases of raw materials. An estimate for doubtful accounts is made when realization of the full amount is no longer probable. At December 31, 2010 and 2009, the Company has an allowance for doubtful accounts of $159,538 and $155,329, respectively.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h)	Customer Deposits

Customer deposits consist of amounts paid to the Company in advance for the sale of products in the PRC. The Company receives these amounts and recognizes them as a current liability until the revenue can be recognized when the goods are delivered.

(i)	Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives are as follows:

Buildings	30 years
Machinery	3-13 years
Motor Vehicles	8 years
Office equipment	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

(j)	Construction in Progress

Construction in progress represents direct costs of construction or the acquisition cost of buildings or machinery and prepayments. Capitalization of these costs ceases and the construction in progress is transferred to fixed assets when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until the assets are completed and ready for their intended use.

(k)	Capitalized Interest

The interest cost associated with debt relating to construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially completed or development activity is suspended for more than a brief period. Capitalized interest for the years ended December 31, 2010 and 2009 was $1,462,582 and $455,671, respectively.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)	Land Use Rights

According to the laws of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The land use rights granted to the Company are being amortized using the straight-line method over the lease term from seven to fifty years.

(m)	Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in FASB ASC 360-10-35-17 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company also periodically evaluates the amortization periods of its depreciable assets to determine whether subsequent events and circumstances warrant revised estimates of the useful lives. There was no impairment for the years ended December 31, 2010 and 2009.

(n)	Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

-Persuasive evidence of an arrangement exists,
-Delivery has occurred or services have been rendered,
-The seller’s price to the buyer is fixed or determinable, and
-Collectability is reasonably assured.

(o)	Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to operations as incurred. Retirement benefits amounting to $65,257 and $61,914 were charged to operations for the years ended December 31, 2010 and 2009, respectively.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(p)	Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). The consolidated financial statements are translated into United States dollars from RMB at period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	December 31,	December 31,
	2010	2009
Year end RMB: US$ exchange rate	6.6026	6.8172
Average yearly RMB: US$ exchange rate	6.7099	6.8173

(q)	Income Taxes

The Company accounts for income tax using the liability method. Deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future utilization is uncertain.

(r)	Comprehensive Income

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

(s)	Earnings Per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company does not have dilutive securities for the years ended December 31, 2010 and 2009.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(t)	Segment

The Company operates in one business segment, the design, development, manufacture, and commercialization of organic chemical materials, such as phthalic anhydride and maleic anhydride and their byproducts mainly in the PRC. The Company had no sales outside of the PRC for the years ended December 31, 2010 and 2009.

(u)	Stock-Based Compensation

Stock-based compensation includes 1) common stock awards granted to employees and directors for services, and are accounted for under FASB ASC 718 “Compensation - Stock Compensation”, and 2) common stock awards granted to consultants which are accounted for under FASB ASC 505-50 “Equity – Equity-Based Payment to Non-Employees”.

All grants of common stock awards to employees, director and consultant are recognized in the financial statements based on their grant date fair values. The Company has elected to recognize compensation expense on their grant dates, with a corresponding charge to additional paid-in capital.  The Company estimates fair value of common stock awards based on the number of shares granted and the quoted price or the bid price from an unrelated broker of the Company’s common stock on the date of grant.

(v)	New Accounting Pronouncements

No new accounting pronouncements have been adopted that will have a material effect on the consolidated financial statements.

3. LIQUIDITY

The Company has a working capital deficit of $17,730,782 at December 31, 2010. This was principally due to the Company used cash of approximately $33 million to purchase property, plant and equipment and construction in progress during 2010.  The Company currently generates its cash flow through operations and obtaining debt. The Company had net income of $13,720,708 for the year ended December 31, 2010. As of the date of this report, the Company has not experienced any liquidity problems in settling payables in the normal course of business and repaying bank loans when they become due. To improve liquidity, the Company may explore new expansion opportunities and funding sources from which the management may consider seeking external funding and financing.

4. INVENTORIES

Inventories consist of the following:

	December 31, 2010	December 31, 2009
	(Consolidated)
Raw materials	$9,422,808	$3,930,087
Work-in-progress	199,017	175,566
Finished goods	684,204	1,121,224
Total inventories	$10,306,029	$5,226,877

The net book value of $9,422,808 and $1,834,912 of raw materials inventory is pledged as collateral for certain short-term bank loans at December 31, 2010 and 2009, respectively. See Note 11.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

5. NOTES RECEIVABLE

Notes receivable consist of the following:

	December 31, 2010	December 31, 2009
	(Consolidated)
Bank Acceptance Notes (aggregated by month):
Due June, 2010 (Settled on its due date)	$-	$14,669
Due May, 2010 (Settled on its due date)	-	88,012
Due March, 2010 (Settled on its due date)	-	29,338
Subtotal	-	132,019

Notes Receivable From Unrelated Companies (aggregated by month):
Due February, 2011 (Settled on their due dates)	2,727,968	-

Total notes receivable	$2,727,968	$132,019

All the bank acceptance notes and notes receivable from unrelated companies are interest free.

6. RELATED PARTY TRANSACTIONS

(I) Due From a Related Party

			December 31, 2010	December 31, 2009
			(Consolidated)
Zibo Jiazhou Heat and Power Co., Ltd. (“ZJHP”), no fixed repayment term, interest free, unsecured, guaranteed by the vice chairman of the Company	a	)	$19,640,240	$14,636,667

ZJHP, no fixed repayment term, interest rate at 5.91% per annum, unsecured	a	)	-	5,178,870
Total due from a related party			$19,640,240	$19,815,537

(II) Due From an Employee

	December 31, 2010	December 31, 2009
	(Consolidated)
Current	$-	$2,933,756
Total due from an employee b)	$-	$2,933,756

(III) Deposits with a Related Party For Land Use Right and Fixed Assets

			December 31, 2010	December 31, 2009
			(Consolidated)
Zibo Eagle Texile Co.,Ltd (“Eagle”)	c	)	$17,679,267	$16,682,545

(IV) Due To Related Parties

			December 31, 2010	December 31, 2009
			(Consolidated)
Lu Feng	d	)	$367,661	172,065
Due to employees	e	)	178,197	58,143
Total due to related parties			$545,858	$230,208

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

6. RELATED PARTY TRANSACTIONS (CONTINUED)

a) ZJHP is controlled by the vice chairman of the Company.

For the years ended December, 2010 and 2009, the Company had transactions with ZJHP as follows:
	2010	2009

Sales of steam to ZJHP	$6,809,872	$6,223,324
Lease of equipment to ZJHP	6,810,782	7,164,973
Purchases of electricity from ZJHP	2,308,188	2,052,909
Interest income from ZJHP	163,654	306,069

On January 1, 2010 and January 5, 2009, the Company signed a one year lease agreement for equipment and buildings with ZJHP with an annual rental fee of $6,810,782 and $7,164,973, respectively. During 2010 and 2009, machinery and buildings with a net book value of $32,718,263 and $36,620,001, respectively, were leased to ZJHP. For the years ended December 31, 2010 and 2009, depreciation for the property was $3,601,738 and $3,545,022, respectively, and related business tax for the leases were $340,539 and $358,249, respectively. For the years ended December 31, 2010 and 2009, the net lease income was $2,868,505 and $3,261,702, respectively. See Notes 7 and 8.

On March 26, 2011, ZJHP signed an agreement with the Company to repay $19,640,240 within the next 5 years ending May 1, 2015.  See Note 18.

b)  Due from an employee represented time deposits paid to an employee as collateral for three bank acceptance notes and one bank acceptance note at December 31, 2009.  The balance was unsecured, interest free, had no fixed repayment terms and was settled in 2010.

c)  Eagle is controlled by the vice chairman of the Company.  On December 23, 2007, the Company entered into an agreement with Eagle to purchase a land use right and fixed assets on the land with a total contract amount of $20,446,646.  The balances represented deposits paid to Eagle, and they are refundable, if the land and fixed assets are not transferred to the Company. See Note 17.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

6. RELATED PARTY TRANSACTIONS (CONTINUED)

d)  Lu Feng is the CEO of the Company.  He is also the brother of the vice chairman of the Company.  The balances represent business and travel related expenses paid by Lu Feng on behalf of the Company. The outstanding balance is unsecured, interest free and has no fixed repayment term.  Lu Feng also provided a personal guarantee for the short-term bank loans and bank acceptance notes borrowed by the Company. See Notes 11 and 12.

e) Due to employees are interest-free, unsecured and have no fixed repayment terms. The amounts primarily represent business and travel related expenses paid by employees on behalf of the Company.

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	December 31, 2010	December 31, 2009
	(Consolidated)
At cost:
Buildings	$1,303,725	$1,262,675
Machinery	3,516,104	23,829,638
Motor Vehicles	1,107,575	755,526
Office equipment	127,143	57,513
Leased fixed assets	43,699,158	42,323,223
Assets recorded under financial obligations, sale-leaseback	46,867,709	-
	96,621,414	68,228,575

	December 31, 2010	December 31, 2009
	(Consolidated)
Less : Accumulated depreciation
Buildings	$169,051	$118,231
Machinery	1,686,085	8,177,410
Motor Vehicles	430,040	326,096
Office equipment	51,757	43,830
Leased fixed assets	10,980,895	7,090,096
Assets recorded under financial obligations, sale-leaseback	8,874,871	-
	22,192,699	15,755,663
Property, plant and equipment, net	$74,428,715	$52,472,912

For the years ended December 31, 2010 and 2009, depreciation expense was $5,830,027 and $5,888,845, respectively. See Notes 6, 8 and 14.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

8. OPERATING LEASE TO A RELATED PARTY

On January 1, 2010 and January 5, 2009, the Company signed a one year lease agreement for buildings and machinery with ZJHP with an annual rental fee of $6,810,782 and $7,164,973 respectively. The Company leased the assets to ZJHP because the Company is not at an operating capacity to fully utilize the assets. In the future the Company may cease leasing the assets if its capacity increases, or they may lease the assets to another company.  The Company’s property on operating lease by major classes consists of the following:

	December 31, 2010	December 31, 2009
	(Consolidated)
At cost:
Buildings	$755,125	$731,349
Machinery	42,944,033	41,591,874
	43,699,158	42,323,223
Less : Accumulated depreciation
Buildings	94,528	61,035
Machinery	10,886,367	7,029,061
	10,980,895	7,090,096
Leased fixed assets, net	$32,718,263	$35,233,127

For the years ended December 31, 2010 and 2009, depreciation expense for the leased fixed assets was $3,601,738 and $3,545,022, respectively, which was recorded in the Company’s statements of income and comprehensive income as a cost of lease income from a related party. See Notes 6 and 7.

On January 1, 2011, the Company signed a one-year lease agreement for the buildings and machinery with an unrelated company with an annual rental fee of $7,224,427. See Note 18.

9. LAND USE RIGHTS, NET

Land use rights consist of the following:

	December 31, 2010	December 31, 2009
	(Consolidated)
Cost of land use rights	$3,930,389	$3,806,635
Less: Accumulated amortization	705,394	443,013
Land use rights, net	$3,224,995	$3,363,622

Amortization expense for the years ended December 31, 2010 and 2009 was $244,012 and $215,237, respectively.

Amortization expense for the next five years and thereafter is as follows:

Year ended December 31, 2011	$247,979
2012	247,979
2013	247,979
2014	247,979
2015	51,742
Thereafter	2,181,337
Total	$3,224,995

All of land use rights are pledged as collateral for a long-term bank loan at December 31, 2010 and 2009. See Note 13.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

10. CONSTRUCTION IN PROGRESS

Construction in progress consists of the following:

	December 31, 2010	December 31, 2009
	(Consolidated)
Buildings	$1,877,304	$1,206,536
Machinery	30,273,833	20,156,160
Total construction in progress	$32,151,137	$21,362,696

Capitalized interest for the years ended December 31, 2010 and 2009 is $1,462,582 and $455,671, respectively. See Note 13.

11. SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:
	December 31, 2010	December 31, 2009
	(Consolidated)
Qishang Bank due October 29, 2011, interest rate 9.877%, guaranteed by Shandong Jide Ecological Technology Co., Ltd. (“Jide”), Zibo Lanyan Group Co. Ltd (“Lanyan”) (See Note 17) and the CEO of the Company (See Note 6)	$2,726,219	$-

Shanghai Pudong Development Bank due July 20, 2011, interest at 6.391% per annum, guaranteed by Shandong Fengyang Group Co., Ltd (“Shandong Fengyang”) (See Note 17), and the CEO of the Company (See Note 6)	3,029,133	-

Bank Austria Beijing due June 8, 2011. Interest rate at 7.553% per annum, guaranteed by restricted cash of $1,135,925, the CEO of the Company (See Note 6) and secured by raw material inventories (See Note 4)	7,572,832	-

China Merchant Bank of Jinan Branch due May 31, 2011, interest rate 6.1525% per annum. guaranteed by Jide, Lanyan (See Note 17) and the CEO of the Company (See Note 6)	3,029,133	-

Agricultural Bank of China Zhoucun Branch due May 16, 2011, interest rate at 7.553% per annum, guaranteed by Jide (See Note 17)	1,514,566	-

Huaxia Bank due May 5, 2011, interest rate at 5.31% per annum, guaranteed by Lanyan (See Note 17)	4,543,699	-

Qilu Bank due April 30, 2011, interest rate at 6.972% per annum, guaranteed by Jide (See Note 17)	3,029,133	-

Qishang Bank, due March 25, 2010, interest rate at 9.027% per annum, guaranteed by Jide，Lanyan (See Note 17) and the CEO of the Company (See Note 6)	2,120,393	-

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

11. SHORT-TERM BANK LOANS (CONTINUED)

	December 31, 2010	December 31, 2009
	(Consolidated)
Agricultural Bank of China Zhoucun Branch due March 18, 2011, interest rate at 7.553% per annum, guaranteed by Jide (See Note 17)	$4,089,329	$-

Agricultural Bank of China Zhoucan Branch due March 13, 2011, interest rate 3.8016% per annum, guaranteed by Jide (See Note 17)	1,496,195	-

Agricultural Bank of China Zhoucan Branch due March 9, 2011, interest rate 3.8034% per annum, guaranteed by Jide (See Note 17), (Repaid on its due date)	959,705	-

Rizhao Bank due February 23, 2011, interest rate at 6.972% per annum, guaranteed by Jide (See Note 17), the CEO of the Company (See Note 6), and secured by raw material inventory (See Notes 4), (Repaid on its due date)	4,543,699	-

Agricultural Bank of China Zhoucan Branch due February 23, 2011, interest rate 3.7875% per annum, guaranteed by Jide (See Note 17), (Repaid on its due date)	1,463,451	-

Agricultural Bank of China Zhoucan Branch due February 21, 2011, interest rate 3.7844% per annum, guaranteed by Jide (See Note 17), (Repaid on its due date)	1,038,776	-

Agricultural Bank of China Zhoucan Branch due February 16, 2011, interest rate 7.553% per annum, guaranteed by Jide (See Note 17), (Repaid on its due date)	1,893,208	-

China Citic Bank due January 20, 2011, interest rate at 6.391% per annum, guaranteed by the CEO of the Company (See Note 6) and secured by raw material inventories (See Note 4), (Repaid on its due date)	4,543,698	-

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

11. SHORT-TERM BANK LOANS ((CONTINUED)

	December 31, 2010	December 31, 2009
	(Consolidated)
Due before December 31, 2010, subsequently repaid on due dates	$-	$26,994,508

Total short-term bank loans	$47,593,169	$26,994,508

Interest expense for short-term bank loans was $2,444,343 and $1,786,729 for the years ended December 31, 2010 and 2009, respectively.

12. NOTES PAYABLE
	December 31, 2010	December 31, 2009
	(Consolidated)
Bank Acceptance Notes:
Due September 25, 2011, guaranteed by Jide (See Note 17) and restricted cash	$3,332,046	$-
Due July 13, 2011, guaranteed by Jide (See Note 17) and restricted cash	908,740	-
Due June 18, 2011, guaranteed Jide (See Note 17) and restricted cash	3,029,133	-
Due June 1, 2011, guaranteed by restricted cash	3,029,133	-
Due May 24, 2011, guaranteed by restricted cash and Jide (See Note 17) and the CEO of the Company (See Note 6)	1,514,565	-
Due May 10. 2011, guaranteed by restricted cash	3,029,133	-
Due May 9, 2011, guaranteed by restricted cash and Shandong Zibo Deyuan Leather Co. Ltd (“Deyuan”)	9,087,398	-
Due April 13, 2011, guaranteed by restricted cash, Deyuan and the CEO of the Company (See Note 6)	3,029,133	-
Due April 9, 2011, guaranteed by restricted cash	3,029,133	-
Due February 26, 2011, guaranteed by restricted cash (Repaid on its due date)	10,723,130	-

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

12.  NOTES PAYABLE (CONTINUED)

	December 31, 2010	December 31, 2009
	(Consolidated)
Due February 18, 2011, guaranteed by restricted cash (Repaid on its due date)	$4,543,699	$-
Due January 28, 2011, (Repaid on its due date)	4,543,699	-
Due January 27, 2011, (Repaid on its due date)	6,058,265	-
Due January 27, 2011, guaranteed by restricted cash and Lanyan (Repaid on its due date)	3,029,133	-
Due January 22, 2011, (Repaid on its due date)	3,029,133	-
Due January 22, 2011, guaranteed by restricted cash and Lanyan (Repaid on its due date)	9,087,398	-
Due January 16, 2011, (Repaid on its due date)	4,543,698	-

Bank Acceptance Notes:
Due before December 31, 2010, subsequently repaid on due dates	-	42,686,150
Subtotal	75,546,569	42,686,150

Notes Payable to Unrelated Companies:
Due before December 31, 2010, subsequently repaid on due dates	-	4,631,848
Subtotal	-	4,631,848

Total	$75,546,569	$47,317,998

Notes payable represents short-term notes payable issued by financial institutions in connection with the Company’s purchases that entitle the Company’s suppliers to receive the full face amount from the financial institutions at maturity, which generally range from six to twelve months from the date of issuance. The notes payable were secured by the Company’s restricted cash of $54,645,554.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

13. LONG-TERM LOANS

Long-term bank loans consist of the following:

	December 31, 2010	December 31, 2009
	(Consolidated)
Agriculture Bank of China, due July 13, 2013, interest rate at 6.556% per annum, guaranteed by Zibo Fengyang Color Steel Co., Ltd. (“Zibo Fengyang”) (See Note 17) and secured by land use rights (See Note 9). Principal is to be repaid every 3 months in 13 unequal installments from July 13, 2010, and interest is paid quarterly.	$3,786,416	$-

Agriculture Bank of China, due July 13, 2013, interest rate at 6.336% per annum, guaranteed by Shandong Qingyuan Group Co., Ltd., Zibo Qingtian Properties Co., Ltd., Shangdong Qingtian Plastic Industry Co., Ltd., and Shandong Qingyuan Asphalt Technology Co., Ltd.. Principal is to be repaid every 3 months in 13 unequal installments from July 13, 2010, and interest is paid quarterly. (Subsequently repaid $1,045,072 on its due date)	15,145,663	14,668,779

Agriculture Bank of China, due July 13, 2013, interest rate at 6.336% per annum, guaranteed by Zibo Fengyang. (See Note 17) and secured by land use rights (See Note 9). Principal is to be repaid every 3 months in 13 unequal installments from July 13, 2010, and interest is paid quarterly.	6,512,635	7,334,389
Total long-term bank loans	25,444,714	22,003,168

Less: current portion	5,831,080	1,320,190

Long-term portion	$19,613,634	$20,682,978

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

13. LONG-TERM LOANS (CONTINUED)

Interest expense for years ended December 31, 2010 and 2009 amounted to $1,462,582 and $455,671, respectively, and was capitalized in construction in progress. See Note 10.

The repayment schedule for the long-term bank loans is as follows:

Year ended December 31, 2011	$5,831,080
2012	11,737,889
2013	7,875,745
Total	$25,444,714

14. FINANCIAL OBLIGATIONS, SALE-LEASEBACK

In May 2010 and November 2010, the Company refinanced its machinery under sale-leaseback agreements A and B, respectively.

Under the sale-leaseback agreement A, the machinery was sold for $2,597,481 and concurrently, the Company leased the machinery back for $2,597,481 with a weighted-average annual interest rate of 27.53%, payable in periodic instalments through June 2013. Of the $2,597,481 selling price, $1,514,566 was received in cash, and the remaining balance of $1,082,915 was treated as an advance payment to purchase the machinery back at the expiration date of the lease. The transaction was accounted for as a financing arrangement, wherein the property remains on the Company’s books continues to be depreciated. A financial obligation in the amount of $1,514,566, representing the net proceeds of the financial obligation, has been recorded under “Financial obligations, sale-leaseback” in the Company’s balance sheets, and is being reduced based on lease payments under the financial obligation.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

14. FINANCIAL OBLIGATIONS, SALE-LEASEBACK (CONTINUED)

Under the sale-leaseback agreement B, the machinery was sold for $18,174,796 and concurrently, the Company leased the machinery back for $18,174,796 with a weighted-average annual interest rate of 12.11%, payable in periodic instalments through November 2013. Of the $18,174,796 selling price, $15,448,577 was received in cash, and the remaining balance of $2,726,219 was treated as a security deposit to be applied to the future lease payments. The initial cost for the financial obligation is $636,118 and is being amortized over the term of the lease. For 2010, $34,774 of amortization of initial cost was recognized as interest expense.  The transaction was accounted for as a financing arrangement, wherein the property remains on the Company’s books continues to be depreciated. A financial obligation in the amount of $15,448,577, representing the net proceeds of the financial obligation, has been recorded under “Financial obligations, sale-leaseback” in the Company’s balance sheets, and is being reduced based on lease payments under the financial obligation. The Company has an option to purchase the machinery for $15,146 at the expiration date of the lease.

	December 31, 2010	December 31, 2009
	(Consolidated)
Financial obligations, sale-leaseback	$19,224,977	$-
Less: Accumulated amortization	2,940,154	-
Financial obligations, sale-leaseback	16,284,823	-

Less: Current portion	5,892,988	-
Long-term portion	$10,391,835	$-

As of December 31, 2010, future minimum payments required under non-cancellable sale-leaseback are:

Year ended December 31, 2011	$7,704,086
2012	7,609,426
2013	3,911,465
Total minimum lease payments	19,224,977

Less: Amount representing interest	2,940,154
Present value of net minimum lease payments	$16,284,823

Amortization of the financial obligations for the year ended December 31, 2010 was $375,912.

15. TAXES

(I) Corporation Income Tax (“CIT”)

The Company has not recorded a provision for U.S. federal income tax for the year ended December 31, 2010 due to the net operating loss carry forward in the United States. Net operating loss carry forward in the United States as of December 31, 2010 was $161,977 and it will expire in year 2029.

The CIT rate applicable to our subsidiaries and VIE is 25%. However, in accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. For the Company, the first profitable year for income tax purposes as a foreign investment company was 2006. The tax rate to ZBJZ is 12.5% for the years ended December 31, 2010 and 2009.

Effective January 1, 2007, the Company adopted FASB ASC 740-10. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

In June 2006, the FASB issued FASB ASC 740-10 which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FASB ASC 740-10 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more likely than not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. At the date of adoption, and as of December 31, 2010, the Company does not have a liability for unrecognized tax benefits. There was no effect on financial condition or results of operations as a result of implementing FASB ASC 740-10.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

15. TAXES (CONTINUED)

Income tax expense for the years ended December 31, 2010 and 2009 are summarized as follows:
	2010	2009
	(Consolidated)
Current CIT expense	$(1,980,013)	$(1,518,321)
Deferred CIT benefit	94,522	108,007
Income tax expense	$(1,885,491)	$(1,410,314)

The Company’s income tax expense differs from the “expected” tax expense as follows:

	2010	2009
	(Consolidated)
Computed “expected” expense	$(3,901,550)	$(2,853,926)
Favorable tax rate effect	1,950,775	1,426,963
Permanent differences	65,284	16,649
Income tax expense	$(1,885,491)	$(1,410,314)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
	(Consolidated)
Deferred tax assets:
Current:
General and administrative expenses	$47,818	$14,758
Cost of goods sold	48,125	46,703
Interest expense	3,978	373
Other operating expense	5,555	-
Subtotal	105,476	61,834
Non-current:
Amortization	92,268	64,225
Depreciation	324,388	300,015
Subtotal	416,656	364,240

Net deferred tax assets	$522,132	$426,074

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

The VAT payable balance of $2,132,437 and $235,295 at December 31, 2010 and 2009, respectively, are included in other payables and accrued expenses in the accompanying balance sheets.

(III) Tax Holiday

For the years ended December 31, 2010 and 2009 the PRC corporate income tax rate was 25%. The Company is entitled to favourable tax rates of 12.5% for the years ended December 31, 2010 and 2009.

The pro forma effect of the favourable tax rates available to the Company for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
	(Consolidated)
Tax holiday effect	$(1,950,775)	$(1,426,963)
Basis net income per share excluding tax holiday effect	$0.52	$0.43

16. STOCK-BASED COMPENSATION

On September 30, 2010 the shareholders of the Company approved the stock incentive plan (the “2010 Plan”), which allows the Company’s board of directors, at its discretion, to offer stock options and common stock awards to participants (directors, officers, consultants, advisors and employees) of the Company.

The Company reserved a total of 500,000 shares of common stock for issuance pursuant to the 2010 Plan. The term of the options granted under the 2010 Plan should be no more than 10 years from the grant date. Options will be granted with an exercise price not less than the fair market value of a share of common stock on the date of the grant.

On September 30, 2010, the Company issued 38,300 shares of common stock to 383 employees of the Company under the 2010 Plan. The fair value of the common stock was $1,915 at the date of grant, which was determined by the bid price of the Company’s common stock from an unrelated broker at the date of grant. The related compensation expense of $1,915 is recognized in general and administrative expenses immediately at the grant date.

On September 30, 2010, the Company issued 100,000 shares of common stock to an investor relationship consultant firm.  The fair value of the common stock was $5,000 at the date of grant, which was determined by the bid price of the Company’s common stock from an unrelated broker at the date of grant. The related compensation expense of $5,000 is recognized in general and administrative expenses immediately at the grant date.

On November 11, 2010, the Company issued 15,000 shares of common stock to a director of the Company. The fair value of the common stock was $75,000 at the date of grant, which was determined by the quoted price of the Company’s common stock at the date of grant. The related compensation expense of $75,000 is recognized in general and administrative expenses immediately at the grant date.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

17. COMMITMENTS AND CONTINGENCIES

(I) Contingencies

As of December 31, 2010, the Company provided corporate guarantees for bank loans borrowed and bank acceptance note issued by Lanyan, Shandong Fengyang, Zibo Fengyang and Jide, which are incorporated in the PRC. As a part of the corporate guarantees, Lanyan, Shandong Fengyang, Zibo Fengyang and Jide also provided cross guarantees for the short-term bank loans of $35,476,638, and bank acceptance notes of $ 8,814,776 and long-term bank banks of $7,572,832 borrowed by the Company. See Notes 11, 12 and 13. If Lanyan, Shandong Fengyang, Zibo Fengyang or Jide defaults on the repayment of its bank loans, the Company is required to repay the outstanding balance. As of December 31, 2010, the guarantee provided for the bank acceptance notes and bank loans borrowed by Lanyan, Shandong Fengyang, Zibo Fengyang and Jide was approximately $30,291,327, which consists of the following:

Due January 24, 2011 (Settled)	$7,572,832
Due March 26, 2011	3,029,133
Due April 19, 2011	1,514,566
Due May 11, 2011	1,514,566
Due August 30, 2011	4,543,699
Due September 9, 2011	3,029,133
Due September 14, 2011	1,514,566
Due November 30, 2011	7,572,832
Total	$30,291,327

A default by Lanyan, Shandong Fengyang, Zibo Fengyang or Jide is considered remote by the management. Based on the information available to the management, the fair values of the guarantees granted by the Company are not considered material and therefore no liability for the guarantor's obligation under the guarantees was recognized as of December 31, 2010.

(II) Lease Commitment

In April 2007, the Company signed a land lease agreement with Zhoucun District People’s Government Zhoujia Community Committees (“Committees”). The Company leased land from Committees for 35 years. Annual lease fee for the land is RMB286,500 (approximately $42,698). For the years ended December 31, 2010 and 2009, the lease expense was $42,698 and $42,026, respectively.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

17. COMMITMENTS AND CONTINGENCIES (CONTINUED)

As of December 31, 2010, the Company has outstanding commitments with respect to non-cancellable operating lease for the land, which fall due as follows:

Year ended December 31, 2011	$42,698
2012	42,698
2013	42,698
2014	42,698
2015	42,698
Thereafter	1,110,151
Total	$1,323,641

(III) Capital Commitments

In 2010 and 2009, the Company entered certain agreements toward the purchases of certain licensed technology and equipment to be used in the butanediol project with contract amount of $61,759,565.  As of December 31, 2010, the Company made payments of $29,487,546, for the butanediol project. The Company is required to pay the remaining purchase price of $27,422,092 and $4,849,627 in the next first year and second year, respectively. The amount paid is recorded in construction in progress. The Company used its working capital and borrowed money from a local bank to fund the project. The Company estimates completion of the project in 2012.

As of December 31, 2010, the Company entered into an agreement and made payments of $17,679,267 toward the purchase of a land use right and fixed assets from Eagle. The Company is required to pay the remaining purchase price of approximately $2,767,379 at the end of 2011. See Note 6.

18. SUBSEQUENT EVENTS

On January 1, 2011, the Company signed a one-year lease agreement for the buildings and machinery with an unrelated company with an annual rental fee of $7,224,427. See note 8.

On March 26, 2011, ZJHP signed an agreement to repay $19,640,240 to the Company within the next 5 years ending May 1, 2015. The principal is to be repaid in 5 unequal installments from October 1, 2011. The interest rate is 6.00% per annum.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of December 31, 2010, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies..

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The executive officers and directors of the Company are:

Name	Age	Positions with the Company
Lu Feng	50	Chief Executive Officer, President and Chairman of the Board of Directors
Lu Lingliang	63	Vice-Chairman of the Board of Directors
Yan Kai	53	Chief Operating and Administration Officer
Dean Huge	54	Chief Financial Officer and Treasurer
Zhang Lianjun	47	Chief Marketing Officer
Li Bin	34	Chief Accounting Officer
Doug Cole	55	Director
Chen Hui	55	Director
Jared Wang	41	Director

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by (i) each individual who served as our principal executive officer or principal financial officer during the last fiscal year and (ii) our most highly compensated executive officer, other than those listed in clause (i) above, who were serving as executive officers at the end of the last fiscal year (together, the “Named Executive Officers”). No other executive officer had annual compensation in excess of $100,000 during the last fiscal year.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Lu Feng	2010	$29,527	$-	$-	$-	$29,527
Chief Executive Officer	2009	$30,000	$-	$-	$-	$30,000

Zhang Lianjun	2010	$8,662	$1,444	$-	$-	$10,126
Chief Sales Officer	2009	$8,801	$1,467	$-	$-	$10,268

Yan Kai	2010	$8,662	$1,444	$-	$-	$10,126
Chief Operating Officer	2009	$8,801	$1,467	$-	$-	$10,268

Li Bin	2010	$8,662	$1,444	$-	$-	$10,126
Chief Accounting Officer	2009	$8,801	$1,467	$-	$-	$10,268

Dean Huge	2010	$9,000	$-	$-	$-	$9,000
Chief Financial Officer	2009	$-	$-	$-	$-	$-

 (1) The Company pays salaries in RMB to all executive officers and directors of the board every month. The RMB amount is translated into USD when the Company files SEC documents. The exchange rates used were the average rates of 2010, i.e. 6.7099.

Director Compensation

Name	Fees Earned or Paid in Cash		Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation		Change in Pension Value and Nonqualified Deferred Compensation Earnings		All Other Compensation		Total
Lu Lingliang		$29,527	$-		$-		$-		$-		$-	$29,527
Doug Cole	$		$75,000	$		$		$		$		$75,000

Outstanding Equity Awards at Fiscal Year-End

Other than as set forth below, there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2010

	Option Award					Stock Award
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Inventive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Employment Agreements

We are not party to any employment agreements.

Risk Management

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of March 28 2011 by the following:

▪	Each shareholder who beneficially owns more than 5% of our common;

▪	Each of our named executive officers;

▪	Each of our directors; and

▪	Executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, which deem a person to beneficially own any shares the person has or shares voting or dispositive power over and any additional shares obtainable within 60 days through the exercise of options, warrants or other purchase rights. Shares of our common stock subject to options, warrants or other rights to purchase that are currently exercisable or are exercisable within 60 days of March 28, 2011 (including shares subject to restrictions that lapse within 60 days of March 28, 2011) are deemed outstanding for purposes of computing the percentage ownership of the person holding such shares, options, warrants or other rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares identified as beneficially owned.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Lu Feng	9,866,675	32.9%
Lu Lingliang	7,941,785	26.5%
Yan Kai	40,000		*
Dean Huge	-	-
Zhang Lianjun	20,000		*
Li Bin	20,000		*
Doug Cole	15,000		*
Chen Hui	-	-
Jared Wang	-	-
All such directors and executive officers as a group (9 persons)	17,903,460	59.7%
*Represents less than 1%

(1)           All shares are owned of record and beneficially. Except as otherwise noted, each shareholder’s address is c/o China Chemical Corp. Electric Power Road, Zhou Cun District, Zibo, People’s Republic of China.

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

The following is a summary of the material provisions of these agreements. For more complete information you should read these agreements in their entirety which are attached to this Form 8-K as exhibits.

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

Transactions Involving Zibo Jiazhou Heat and Power Co., Ltd.

Mr. Lu Lingliang, is the Chairman of Zibo Jiazhou Heat and Power Co, Lt. (“ZJHP”). Zibo Jiazhou Chemical enters into many transactions with ZJHP, however, only certain of these transactions are covered by written agreements. Zibo Jiazhou Chemical has the following written agreements with ZJHP:

(1)
 ZJHP has an arrangement with Zibo Jiazhou Chemical to supply it with electricity and water at market price. Similarly, Zibo Jiazhou Chemical has an arrangement with ZJHP whereby it supplies ZJHP all the steam generated in its production at market prices.

(2)
Leasing Agreements dated January 4, 2008, January 5, 2009 and January 1, 2010, respectively. Under the three agreements annually signed between Zibo Jiazhou Chemical and ZJHP, Zibo Jiazhou Chemical would have granted the assets described above on lease to ZJHP for three years until December 31, 2010, for which ZJHP would be required to pay rent in the aggregate amount of RMB136,224,558 or $19,824,030 as of December, 2010. ZJHP has made payments of approximately $1.6 million towards this amount as of the date of this Current Report.

As of December 31, 2010 and December 31, 2009, ZJHP was indebted to Zibo Jiazhou Chemical in the following amounts:

	December 31, 2010	December 31, 2009
ZJHP, no fixed payment term, interest free, secured by Lu Lingliang	$19,640,240	$14,636,667
ZJHP, no fixed payment term, interest rate at 5.91% per annum, unsecured (subsequently settled)	$-	$5,178,870

On March 26, 2011, ZJHP signed an agreement to repay $19,640,240 to the Company within the next 5 years ending May 1, 2015. The principal is to be repaid in 5 unequal installments from October 1, 2011. The interest rate 6.00% per annum.

In addition to the above Zibo Jiazhou Chemical also engaged in the following transactions with ZJHP during the years ended December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Sales of Steam to ZJHP	$6,809,872	$6,223,324
Lease of Equipment to ZJHP	$6,810,782	$7,164,973
Purchases of Electricity from ZJHP	$2,308,188	$2,052,909
Interest Income from ZJHP	$163,654	$306,069

On January 1, 2010 and January 5, 2009, the Company signed a one year lease agreement for equipment and buildings with ZJHP with an annual rental fee of $6,809,782 and $7,164,973, respectively. During 2010 and 2009, machinery and buildings with a net book value of $32,718,263 and $36,620,001, respectively, were leased to ZJHP. For the year ended December 31, 2010 and 2009, depreciation for the property was $3,601,738 and $3,545,022, respectively, and related business tax for the leases were $340,539 and $358,249, respectively. For the year ended December 31, 2010 and 2009, the net lease income was $2,868,505 and $3,261,702, respectively.

ZJHP provided guarantee of certain short-term bank loans borrowed by Zibo Jiazhou Chemical.

	December 31, 2010	December 31, 2009
Qishang Bank, due April 17, 2010, interest rate at 9.03% per annum, guaranteed by ZJHP and Zibo Lanyan Group Co., Ltd. (repaid on its due date)	$-	$2,053,629
Qishang Bank, due April 17, 2010, interest rate at 9.03% per annum, guaranteed by ZJHP, Zibo Jiazhou Hotel Co., Ltd, and Zibo Lanyan Group Co., Ltd. (repaid on its due date)	$-	$1,056,152
Qishang Bank, due January 26, 2010, interest rate at 9.03% per annum, guaranteed by ZJHP and Zibo Jiazhou Hotel Co., Ltd. (repaid on its due date)	$-	$2,640,380

Transactions Involving Employees

During the year ended December 31, 2009, Zibo Jiazhou Chemical transferred $2,933,756 to an employee as collateral for a bank acceptance note. The balance was subsequently settled on March 9, 2010.  As of December 31, 2010, the balance of this amount was $0.

Transactions Involving Zibo Eagle Textile Co., Ltd.

Mr. Lu Lingliang, is the Chairman of Zibo Eagle Textile Co., Ltd. On December 23, 2007, the Company entered into an agreement with Eagle to purchase a land use right and fixed assets on the land with a total contract amount of $20,446,646. The balances represent deposits paid to Eagle, and they are refundable, if the land and fixed assets are not transferred to the Company. The land use right and fixed assets were pledged as collateral against certain short-term bank loans borrowed by Zibo Jiazhou Chemical as detailed below

	December 31, 2010	December 31, 2009
Agriculture Bank of China, due March 26, 2010, interest rate at 6.90% per annum, guaranteed by Eagle’s land use right and fixed assets (repaid on its due date)	$-	$3,960,570

Transactions Involving Lu Feng

During the years ended December 31, 2010 and 2009, Zibo Jiazhou Chemical was indebted to Lu Feng, the CEO of the Company, in the amounts of $367,661, and $172,065, respectively. Such amounts represented business and travel related expenses paid by Lu Feng on behalf of Zibo Jiazhou Chemical. The outstanding balance is unsecured, interest-free and has no fixed repayment term. Lu Feng also provided a personal guarantee for certain short-term bank loans of Zibo Jiazhou Chemical as detailed below:

	December 31, 2010	December 31, 2009

Qishang Bank due October 29, 2011, interest rate 9.877%, guaranteed by Shandong Jide Ecological Technology Co., Ltd.(“Jide”), Zibo Lanyan Group Co. Ltd (“Lanyan”) and the CEO of the Company	2,726,219

Shanghai Pudong Development Bank due July 20, 2011, interest at 6.391% per annum, guaranteed by Shandong Fengyang Group Co., Ltd (“Shandong Feng Yang”) and the CEO of the Company	3,029,133

Bank Austria Beijing due June 8, 2011. Interest rate at 7.553% per annum, guaranteed by the restricted cash of 1,135,9025, the CEO of the Company and secured by raw material inventories	7,572,832

China Merchant Bank of Jinan Branch due May 31, 2011, interest rate 6.1525% per annum. guaranteed by Jide, Lanyan and the CEO of the Company	3,029,133

Qishang Bank, due March 25, 2010, interest rate at 9.027% per annum, guaranteed by Jide，Lanyan and the CEO of the Company	2,120,393

Rizhao Bank due February 23, 2011, interest rate at 6.972% per annum, guaranteed by Jide and the CEO of the Company (repaid on its due date)	4,543,699

China Citic Bank, due January 20, 2011, interest rate at 6.391% per annum, guaranteed by the CEO of the Company and secured by raw materials inventory (repaid on its due date)	4,543,698

Shanghai Pudong Development Bank, due May 12, 2010, interest rate at 5.84% per annum, guaranteed by Shandong Fengyang Co., Ltd. and the CEO of the Company (repaid on its due date)	$-	$2,933,756

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
For the year ended December 31, 2010, the total fees charged to the company for audit services, including quarterly reviews were $152,355, for audit-related services were $0, for tax services were $0 and for other services were $0.

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

10.6	Form of Proxy Letter dated September 30, 2010
10.7	Agreement with Davy Process Technology Limited dated February 16, 2009 (filed with 8-K filed on October 1, 2010 and incorporated herein by reference)
10.8	Agreement with Hua Lu dated July 25, 2009(filed with 8-K filed on October 1, 2010 and incorporated herein by reference)
10.9	Loan Agreement With Agriculture Bank of China Zhou Cun Branch of Zibo Municipal (filed with 8-K filed on October 1, 2010 and incorporated herein by reference)
10.10	License Agreement dated January 11, 2006 with Institute of Coal Chemistry, Chinese Academy of Sciences (filed with 8-K filed on October 1, 2010 and incorporated herein by reference)
10.11	Plan of Repayment*
10.12	Land Lease Agreement*
10.13	Capital Lease Agreement*
16.1	Letter from Kyle L. Tingle, CPA, LLC dated November 5, 2010 (filed with 8-K filed on November 5, 2010, and incorporated herein by reference)
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer*
32.2	Section 906 Certification of Principal Financial Officer*

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

Signature	Title	Date

/s/ Lu Feng	Chief Executive Officer and Chairman (Principal Executive Officer)	March 30, 2011
Lu Feng

/s/ Lu Lingliang	Director and Vice-Chairman	March 30, 2011
Lu Lingliang

/s/ Dean Huge	Chief Financial Officer	March 30, 2011
Dean Huge	(Principal Financial Officer)

/s/ Li Bin	Chief Accounting Officer	March 30, 2011
Li Bin	(Principal Accounting Officer)

/s/ Doug Cole	Director	March 30, 2011
Doug Cole

/s/ Chen Hui	Director	March 30, 2011
Chen Hui

/s/ Jared Wang	Director	March 30, 2011
Jared Wang