Form 10-Q/A
period 2010-09-30
China Chemical Corp.
filed 2011-04-11
CIK 1445941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q /A

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

As of April 4, 2011 the issuer had 30,015,000 outstanding shares of Common Stock, par value $0.0001.

PART I

ITEM 1. FINANCIAL STATEMENTS.
CHINA CHEMICAL CORPORATION
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
CONTENTS

PAGE	F - 1-2	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

PAGE	F - 3	CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

PAGE	F - 4-5	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

PAGE	F - 6-32	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2010	December 31, 2009
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$6,614,006	$2,820,108
Other payables and accrued liabilities	2,889,895	841,931
Short-term bank loans	42,026,843	26,994,508
Customer deposits	907,681	1,079,497
Notes payable	89,386,555	47,317,998
Income tax payable	2,376,580	1,515,007
Payable to contractors	643,138	1,996,155
Due to related parties	289,984	230,208
Current portion of financial obligation, sale-leaseback, net	501,340	-
Current portion of long-term bank loans	4,180,290	1,320,190
Total current liabilities	149,816,312	84,115,602

LONG-TERM LIABILITIES
Long-term portion of financial obligation, sale-leaseback, net	778,324	-
Long-term bank loans	17,915,528	20,682,978
Total long-term liabilities	18,693,852	20,682,978

TOTAL LIABILITIES	168,510,164	104,798,580

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.0001 par value, 80,000,000 shares authorized, 30,000,000 and 19,861,700 shares issued
and outstanding as at September 30, 2010 and December 31, 2009, respectively	3,000	1,986
Additional paid-in capital	12,102,759	12,103,773
Retained earnings (restricted portion is $1,857,451 at September 30, 2010 and December 31, 2009)	56,388,855	47,349,607
Accumulated other comprehensive income	6,413,506	5,192,574

TOTAL SHAREHOLDERS’ EQUITY	74,908,120	64,647,940

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$243,418,284	$169,446,520

See accompanying notes to condensed consolidated financial statements .

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

REVENUES	$19,065,901	$16,395,550	$51,731,416	$39,658,046

COST OF GOODS SOLD	14,938,547	12,352,778	41,188,906	32,999,948

GROSS PROFIT	4,127,354	4,042,772	10,542,510	6,658,098

General and administrative expenses	348,420	431,430	966,770	884,573

Selling and distribution expenses	2,980	3,740	8,286	10,885

INCOME FROM OPERATIONS	3,775,954	3,607,602	9,567,454	5,762,640

OTHER INCOME (EXPENSES)

Lease income from a related party, net	713,564	813,760	2,136,161	2,442,604

Interest expense, net	(689,710)	(432,331)	(1,481,236)	(1,019,415)

Other income (expense), net	6,236	1,812	1,106	(24)
INCOME BEFORE INCOME TAXES	3,806,044	3,990,843	10,223,485	7,185,805

INCOME TAX EXPENSE	(403,445)	(480,000)	(1,184,237)	(839,978)

NET INCOME	3,402,599	3,510,843	9,039,248	6,345,827

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	938,679	(22,469)	1,220,932	(156,065)
OTHER COMPREHENSIVE INCOME (LOSS)	938,679	(22,469)	1,220,932	(156,065)

COMPREHENSIVE INCOME	$4,341,278	$3,488,374	$10,260,180	$6,189,762

WEIGHTED-AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	19,977,141	19,861,700	19,904,117	19,861,700
NET INCOME PER SHARE, BASIC AND DILUTED	$0.17	$0.18	$0.45	$0.32

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
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

China Chemical Corp. (Formerly Bomps Mining, Inc.) was incorporated in the California on July 16, 2008. Effective on September 24, 2010, Bomps Mining, Inc. changed its name to China Chemical Corp. (“CHCC” or the “Company”).

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
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

(b)   Variable Interest Entity Arrangements

On September 30, 2010, Zibo Costar entered into a series of contractual agreements (known as a “variable interest entity” (VIE) arrangement, which are more fully described below) with ZBJZ and its shareholders to govern Zibo Costar’s relationships with ZBJZ.  These contractual arrangements allow the Company to obtain effective control over ZBJZ through the ability to exercise all the rights of ZBJZ's shareholders, the rights to absorb substantially all of the economic residual benefits and the obligation to fund all of the expected losses of ZBJZ. Zibo Costar has been determined to be the primary beneficiary of ZBJZ because it is most closely associated with ZBJZ due to its obligation to provide unlimited financial support and its ability to determine strategic business decisions of ZBJZ through voting rights.  In accordance with SEC Regulation SX-3A-02 and Accounting Standards Codification ("ASC") topic 810 ("ASC 810"), Consolidation, the Company, through Zibo Costar, consolidates the operating results of ZBJZ.

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

After the share exchange and VIE arrangements, Gold Champ and Zibo Costar became wholly-owned subsidiaries of CHCC, and ZBJZ became the principal operating VIE. The exchange transaction was accounted for as a reverse acquisition in accordance with ASC 805-10 “Business Combinations”.  The acquisition is accounted for as the recapitalization of CHCC. Accordingly, the condensed consolidated statements of income include the results of operations of ZBJZ from January 1, 2010 and 2009, and the results of operations of CHCC from the acquisition date through September 30, 2010 .

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

The following financial statement amounts and balances of the VIE were included in the accompanying condensed consolidated financial statements：

	September 30, 2010	December 31, 2009
	(Unaudited)
Total assets	$243,308,491	$169,446,520
Total liabilities	$168,400,889	$104,798,580

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Revenues	$51,731,416	$39,658,046
Net income	$9,039,227	$6,345,827

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
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)   Principles of Consolidation

The condensed consolidated financial statements include the accounts of CHCC and its subsidiaries and VIE.

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
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j)   Segment

The Company operates in one business segment, the development, manufacture, and commercialization of maleic anhydride and phthalic anhydride and their byproducts in the PRC. The Company had no sales outside of the PRC for the three and nine months ended September 30, 2010 and 2009.
(k)   Earning Per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company does not have dilutive securities for the three and nine months ended September 30, 2010 and 2009.

(l)   New Accounting Pronouncements

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

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS

(I) Due From A Related Party

			September 30, 2010	December 31, 2009
			(Unaudited)
Zibo Jiazhou Heat and Power Co., Ltd. (“ZJHP”), no fixed repayment term, interest free, guaranteed by the vice chairman of the Company	a	)	$20,886,530	$14,636,667

ZJHP, no fixed repayment term, interest rate at 5.91% per annum, unsecured, subsequently settled	a	)	-	5,178,870
Total due from a related party			$20,866,530	$19,815,537

(II) Due From An Employee

	September 30, 2010	December 31, 2009
	(Unaudited)
Current	$7,464,803	$2,933,756
Total due from an employee b)	$7,464,803	$2,933,756

(III) Due From A Related Party-Long Term

			September 30, 2010	December 31, 2009
			(Unaudited)
Zibo Eagle Textile Co., Ltd. (“Eagle”)	c	)	$17,427,068	$16,682,545

(IV) Due To Related Parties

			September 30, 2010	December 31, 2009
			(Unaudited)
Lu Feng	d	)	$117,627	$172,065
Due to employees	e	)	172,357	58,143
Total due to related parties			$289,984	$230,208

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

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

10.	CONSTRUCTION IN PROGRESS

Construction in progress consists of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Buildings	$1,858,347	$1,206,536
Machinery	33,794,250	20,156,160
Total	$35,652,597	$21,362,696

Capitalized interest for the nine months ended September 30, 2010 and 2009 is $1,066,777 and $201,069, respectively. See Notes 13 and 16.

11.	SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Qishang Bank, due November 25, 2010, interest rate at 9.027% per annum, guaranteed by Shandong Jide Ecological Technology Co., Ltd and Zibo Jiazhou Hotel Co., Ltd.	$2,687,330	$-

China Merchant Bank, due December 3, 2010, interest rate at 4.86% per annum, guaranteed by Shandong Jide Ecological Technology Co., Ltd., Zibo Lanyan Group Co., Ltd. and the CEO of the Company (See Note 6)	2,958,921	-

China Citic Bank, due January 20, 2011 interest rate at 5.841% per annum, guaranteed by the CEO of the Company, Zhang Lianfang and secured by raw material inventory (See Notes 4 and 6)	4,478,882	-

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

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
	(Unaudited)
Deferred tax assets (liabilities):
Current:
General and administrative expenses	$13,320	$14,758
Cost of goods sold	60,164	46,703
Interest expense	18,507	373
Subtotal	91,991	61,834
Non-current:
Amortization	186,351	64,225
Depreciation	365,281	300,015
Subtotal	551,632	364,240

Net deferred tax assets	$643,623	$426,0 74

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

As of September 30, 2010, the Company entered into an agreement and made payments of $17,427,068 toward the purchase of a land use right and fixed assets from Eagle. The Company is required to pay the remainder of the purchase price of $2,375,784 million in June, 2011. The amount paid is recorded in due from a related party. See Note 6.

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

We believe that the contractual arrangements with the VIE are in compliance with PRC laws and legally enforceable.  The shareholders of the VIE are also shareholders of the Company except YLL Investment Group which is the non-controlling  shareholder of Zibo Costar Information Consulting Co., Ltd. and therefore have no current interest in seeking to act contrary to the contractual arrangements.  However, uncertainties in the PRC system could limit the Company’s ability enforce these contractual arrangements and if the shareholders of the VIE were to reduce their interest in the Company, their interests may diverge from that of the Company and may potentially increase the risk that they would seek to act contrary to the contractual terms, for example influencing the VIEs not to pay the service fees when required to do so.

Service fees are paid by ZBJZ to Zibo Costar Informational Consulting.  Zibo Costar Informational Consulting. pays dividend through Gold Champ up to the Company.  Certain payments from our PRC subsidiary to us may be subject to PRC taxes, such as withholding income tax.  In addition regulations in the PRC currently permit payment of dividends of a PRC company only out of accumulated distributable after-tax profits as determined in accordance with its articles of association and the accounting standards and regulations of China.  Our PRC subsidiary is required to set aside at least 10% of its after-tax profit based on PRC accounting standards every year to a statutory surplus reserve fund until the aggregate amount of such reserve fund reaches 50% of the registered capital of each subsidiary.  We do not have any present plan to pay any cash dividends on our ordinary shares in the foreseeable future

Use of Estimates

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

The sales of phthalic anhydride increased by 14.58% to $22,636,862 for the nine months ended September 30, 2010 from $19,755,889 for the nine months ended September 30, 2009. The decrease in sales volume of 0.45% was due to the stable sales for the nine months ending September 30, 2010 from September 30, 2009.  The increase in sales price of 15.03% was due to the increase in average price per metric ton for the nine months ended September 30, 2010 and 2009, respectively.

The sales of maleic anhydride increased by 68.58% to $18,324,221 for the nine months ended September 30, 2010 from $10,870,005 for the nine months ended September 30, 2009. The decrease in sales volume of 9.97% was due to the decrease of production for the nine months ended September 30, 2010 from September 30, 2009.  The increase in sales price of 78.55% was due to the increase in average price per metric ton for the nine months ending September 30, 2010 and 2009, respectively.

Cost of Goods Sold (COGS)

Cost of goods sold for the nine months ended September 30, 2010 was $41,188,906 which is 79.62% of total revenues and represents a 24.82% increase as compared to $32,999,948 which is 83.21% of total revenues for the nine months ended September 30, 2009. This was due to an increase in the price of raw materials for the same period of last year.

The stability in volume of the raw material, o-xylene, used for the production of PA decreased by 0.45% due to the stable sales for the nine months ended September 30, 2010 from September 30, 2009.  The increase in cost of o-xylene was 9.35% was due to the increase in average price per metric ton for the nine months ending September 30 and 2009, respectively.

The increase in volume of the raw material, coking benzene, used for the production of MAH was 9.97% due to the increase of production for the nine months ended September 30, 2010 from September 30, 2009.  The increase in cost of coking benzene of 49.41% was due to the increase in average price per metric ton for the nine months ending September 30, 2010 and 2009, respectively.

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

The sales of phthalic anhydride decreased by 15.48% to $7,050,293 for the three months ended September 30, 2010 from $8,341,716 for the three months ended September 30, 2009. The decrease in volume of 17.00% was due to the lower production for the three months ending September 30, 2010 from September 30, 2009.  The increase in sales price of 1.52% was due to the increase in average price per metric ton for the three months ended September 30, 2010 and 2009, respectively.

The sales of maleic anhydride increased by 25.65% to $6,631,211 for the three months ended September 30, 2010 from $5,277,570 for the three months ended September 30, 2009. The decrease in volume of 6.14% was due to the decrease of production three months ended September 30, 2010 from September 30, 2009.  The increase in sales price of 31.79% was due to the increase in average price per metric ton for the three months ending September 30, 2010 and 2009, respectively.

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

The decrease in volume of the raw material, o-xylene, used for the production of PA was 17.00% due to the decrease in production for the three months ended September 30, 2010 from September 30, 2009.  The increase in cost of o-xylene was 6.00% and was due to the increase in average price per metric ton for the three months ending September 30, 2010 and 2009, respectively.

The decrease in volume of the raw material, coking benzene, used for the production of MAH was 6.14% due to the increase of production for the three months ended September 30, 2010 from September 30, 2009.  The increase in cost of coking benzene of 41% was due to the increase in average price per metric ton for the three months ending September 30, 2010 and 2009, respectively.

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

The CIT rate applicable to the Company is 25%. However, in accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. For the Company, the first profitable year for income tax purposes as a foreign investment company was 2006. The tax rate to the Company is 12.5% for the years ended December 31, 2010 and 2009. The last year for this provision is 2010.

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

LIQUIDITY AND CAPITAL RESOURCES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

Liquidity

The Company has a working capital deficit of $12,573,698 at September 30, 2010. This was principally due to the Company’s use of cash to purchase construction in progress.  The Company currently generates its cash flow through operating income, and the Company had a net income of $9,039,248 for the nine months ended September 30, 2010. As of the date of this report, the Company has not experienced any liquidity problems in settling payables in the normal course of business or repaying the bank loans when they become due. To improve liquidity, the Company may explore new expansion opportunities and funding sources from which the management may consider seeking external funding and financing

We have entered into the loan agreements with our primary lenders including but not limited to the Agricultural Bank of China, Bank Austria Beijing and Qishang Bank.  As of September 30, 2010, we had an aggregate principal amount of $64,122,661 outstanding under both the long-term and short-term loan agreements, with maturities from November 2010 to July 2013 and interest rates from 4.86% to 9.027% per annum.  The loan agreements contain customary affirmative and negative covenants and are mainly guaranteed by third parties and individual persons or secured by a lien on our restricted cash, raw material inventories, and land use rights.  Historically, all debt due have been paid back by the Company on a timely manner.  All short-term bank loans are revolving loans whose terms (at due date of payment) are extended by the lender.  As of September 30, 2010, we were in material compliance with the terms of our loan agreements.  As such, management expects all unpaid short-term bank loans balances can be extended at the due date, but reserves the right to negotiate with other banks on favorable terms.  Depending on the capital needs, the Company evaluates whether to apply for additional long-term bank loans they are paid back. The Company currently has sufficient lines of credits with the banks for both short-term and long-term borrowings.

We have entered into the notes payable agreements with banks to the amount of $88,652,005 for bank acceptance notes and $734,550 to third parties.  As of September 30, 2010, we had an aggregate principal amount of $89,386,555 outstanding under the notes payable agreements, with maturities from October 2010 to September 2011 and are charged 0.05% of the principal for a total of $62,465 and interest expense of $-0- for the year ended September 30, 2010.  The bank acceptance notes payable agreements contain customary affirmative and negative covenants and are mainly guaranteed by the Company’s restricted cash, third parties and an employee’s time deposit.  Historically, all notes payable debts due have been paid back by the Company on a timely manner.  All notes payable are whose terms (at due date of payment) are extended by the lender.  As of September 30, 2010, we were in material compliance with the terms of our notes payable agreements.  As such, management expects all unpaid notes payable balances can be extended at the due date, but reserves the right to negotiate with other third parties on favorable terms.

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

The expansion for the MAH facility will cost approximately $27 million and will be completed in the fourth quarter in 2010.  The costs that were expended at December 31, 2009 was $15 million. The costs that were expended for the nine months ended September 30, 2010 was $12 million.

The total cost of building the BDO facility is approximately $90 million.  The costs that were expended at December 31, 2009 was $7 million. The costs that were expended for the nine months ended September 30, 2010 was $0 million.  The costs that were expended for the year ending December 31, 2010 were $23 million.  The costs that will be expended for the year ending December 31, 2011 will be $27 million. The remainder of the purchase price of $33 million will be paid by the end of 2012.

As of September 30, 2010, the Company entered into an agreement and made payments of $17,427,068 toward the purchase of a land use right and fixed assets from Eagle. The Company is required to pay the remainder of the purchase price of approximately $2.3 million by the end of 2011.  As of September 30, 2010, the Company does not have any financing commitments in place nor can it provide any assurance that such financing will be available on terms acceptable to the Company if at all.

Dividends

Our assets are predominately located inside China.  Under the laws governing VIEs in China, dividend distribution and liquidation are allowed but subject special procedures under the relevant laws and rules.  Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation.  Any liquidation is is subject to both the relevant government agency’s approval and supervision as well the foreign exchange control.  Certain payments from our PRC subsidiary to us may be subject to PRC taxes, such as withholding income tax.  In addition regulations in the PRC currently permit payment of dividends of a PRC company only out of accumulated distributable after-tax profits as determined in accordance with its articles of association and the accounting standards and regulations of China.  Our PRC subsidiary is required to set aside at least 10% of its after-tax profit based on PRC accounting standards every year to a statutory surplus reserve fund until the aggregate amount of such reserve fund reaches 50% of the registered capital of each subsidiary.  We do not have any present plan to pay any cash dividends on our ordinary shares in the foreseeable future.  This generates additional risk for our investors in case of a dividend payment or liquidation.

Due from related parties

ZJHP generated through the nonpayment of the current balances of the sales of steam and lease of equipment to ZJHP less the purchases of electricity and interest income from ZJHP starting in 2007. This balance was the amount built up over the time period from 2007 to just prior to the merger that occurred on September 30, 2010.  Mr. Lu Lingliang executed a personal guarantee for the total amount.

Prepayment of goods

The prepaid of goods represents the deposits for the raw material used in the processes of manufacturing maleic anhydride (“MAH”) and pythalic anhydride (“PA”),  The balance has significantly increased due to the expansion of the MAH from 30,000 metric tons to 60,000 metric tons that was moved into the startup phase in October, 2010.  This extra raw material supply is needed to insure enough supply to maintain operational performance and at a lower price.

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

Operating Activities

Net cash used in operating activities was approximately $2.2 million for the nine months ended September 30, 2010, which was primarily attributable to our net income of $9 million adjusted by a non-cash depreciation and amortization of $4.6 million and an increase in accounts payable of $4 million, offset an increase in prepayment of goods of $16 million and an increase in due from a related party of $3 million.

1.	An increase of $4 million in accounts payable.

The increase was mainly due to the Company purchased more raw materials to meet the demand of production.

2.	An increase of $16 million in prepayments.

The increase was due to 1) the sales in 2010 increased and the Company estimated the sales will increase in 2011 as well. Therefore, the Company prepaid more to the vendors to meet the future demand of production; 2) the Company prepaid more to purchase raw materials for the new production for the new MA project completed at the end of 2010.

3.	An increase of $3 million in due from a related party.

The Company sells steam of $5 million to ZJHP and also purchases electric power of $2 million from ZJHP. The increase was mainly due to the increase of sales in this period.

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

Material Commitments/Tabular Disclosure of Contractual Obligations
	Payments Due by Period
		Less Than 1	1-3	3-5	More than 5
	Total	Year	Years	Years	Years
Bank Indebtedness
Short-term bank loans	$42,026,843	$42,026,843	$-	$-	$-
Interest payment of short-term bank loans	$1,581,837	$1,531,837	$-	$-	$-
Notes Payable	$89,386,555	$89,386,555	$-	$-	$-
Long-term bank loans	$22,095,818	$4,180,290	$17,915,528	$-	$-
Interest payment of long-term bank loans	$3,912,197	$1,399,991	$2,512,206	$-	$-
Operating Obligations
Land lease obligations	$1,324,877	$42,396	$84,792	$84,792	$1,112,897
Purchase Obligations
Purchase obligations of equipments	$23,073,673	$15,383,135	$7,690,538	$-	$-
Purchase obligations of land use right and fixed assets	$2,375,784	$2,375,784	$-	$-	$-
Capital Lease Obligations
Financial obligations, sale-leaseback	$1,279,664	$501,340	$778,324	$-	$-

We have entered into the loan agreements with our primary lenders including but not limited to the Agricultural Bank of China, Bank Austria Beijing and Qishang Bank.  As of September 30, 2010, we had an aggregate principal amount of $64,122,661 outstanding under both the long-term and short-term loan agreements, with maturities from November 2010 to July 2013 and interest rates from 4.86% to 9.027% per annum.  The loan agreements contain customary affirmative and negative covenants and are mainly guaranteed by third parties and individual persons or secured by a lien on our restricted cash, raw material inventories and land use rights.  Historically, all debts due have been paid back by the Company on a timely manner.  All short-term bank loans are revolving loans whose terms (at due date of payment) are extended by the lender.  As of September 30, 2010, we were in material compliance with the terms of our loan agreements.  As such, management expects all unpaid short-term bank loans balances can be extended at the due date, but reserves the right to negotiate with other banks on favorable terms.  Depending on the capital needs, the Company evaluates whether to apply for additional long-term bank loans they are paid back. The Company currently has sufficient lines of credits with the banks for both short-term and long-term borrowings.

We have entered into the notes payable agreements with our banks in the amount of $88,652,005 for bank acceptance notes and $734,550 to third parties including but not limited to the Shandong Jide Ecological Technology Co. Ltd and Zibo Lanyan Group Co. Ltd.  As of September 30, 2010, we had an aggregate principal amount of approximately $89,386,555 outstanding under both the notes payable agreements, with maturities from October 2010 to September 2011 and are charged 0.05% of the principal for a total of $62,465 and interest expense of $-0- for the nine months ended September 30,2010.  The notes payable agreements contain customary affirmative and negative covenants and are mainly guaranteed by restricted cash, third parties and an an employee’s time deposit.  Historically, all notes payable debts due have been paid back by the Company on a timely manner.  All notes payable are whose terms (at due date of payment) are extended by the lender.  As of September 30, 2010, we were in material compliance with the terms of our notes payable agreements.  As such, management expects all unpaid notes payable balances can be extended at the due date, but reserves the right to negotiate with other third parties on favorable terms

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

China Chemical Corp.

April 11, 2011	By:	/s/ Lu Feng
Lu Feng
Chief Executive Officer
(Principle Executive Officer)

April 11, 2011	By:	/s/ Dean Huge
Dean Huge
Chief Financial Officer
(Principle Financial Officer)