Form 10-K/A
period 2010-08-31
China Chemical Corp.
filed 2011-04-12
CIK 1445941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K/A

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of April 7, 2011, the registrant had 30,015,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

EXPLANATORY NOTE

We are filing this Amendment to our Form 10-K for the fiscal year ended August 31, 2010 (“Original Annual Report”), in response to certain comments made by the staff of the SEC (the “Staff”). This Amendment is being filed for the purpose of restating the disclosure in Item 9A(T), Controls and Procedures, to respond to the SEC’s comments threreto.

Except as described above, the remainder of the Original Annual Report is unchanged and does not reflect events occurring after the filing of the Original Annual Report with the SEC on October 22, 2010. Accordingly, this Amendment should be read in conjunction with the Original Annual Report.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

As defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

PART IV

ITEM 15. EXHIBITS
Exhibits

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer*
32.2	Section 906 Certification of Principal Financial Officer*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Chemical Corp.

April 12, 2011	By:	/s/ Lu Feng
Lu Feng
Chief Executive Officer
(Principal Executive Officer)

April 12, 2011	By:	/s/ Dean Huge
Dean Huge
Chief Financial Officer
(Principal Financial Officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lu Feng	Chief Executive Officer and Chairman	April 12, 2011
Lu Feng	(Principal Executive Officer)

/s/ Lu Lingliang	Director and Vice-Chairman	April 12, 2011
Lu Lingliang

/s/ Dean Huge	Chief Financial Officer	April 12, 2011
Dean Huge	(Principal Financial Officer)

/s/ Doug Cole	Director	April 12, 2011
Doug Cole

/s/ Chen Hui	Director	April 12, 2011
Chen Hui

/s/ Jared Wang	Director	April 12, 2011
Jared Wang