Form 10-Q
period 2011-03-31
China Chemical Corp.
filed 2011-05-16
CIK 1445941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2011
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to______________

 Commission File Number: 333-156383

China Chemical Corp.
(Exact Name of small business issuer as specified in its charter)

Delaware	26-3018106
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1, Electric Power Road, Zhou Cun District, Zibo, People’s Republic of China 255330
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: 86-533-616899

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 16, 2011, the issuer had 30,015,000 outstanding shares of Common Stock, par value $0.0001.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES

CONTENTS

PAGE	F-2-3	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2011 AND DECEMBER 31, 2010 (UNAUDITED)

PAGE	F - 4	CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

PAGE	F - 5-6	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

PAGE	F - 7-34	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	March 31, 2011	December 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$2,660,958	$3,260,299
Restricted cash	64,244,030	57,718,999
Accounts receivable	19,791,730	19,903,437
Inventories	11,527,960	10,306,029
Notes receivable	-	2,727,968
Prepayments for goods, net of allowance of $161,170 and $159,538 at March 31, 2011
and December 31, 2010, respectively	13,206,615	15,782,623
Prepaid expenses and other receivables	213,578	184,498
Lease income receivable	1,815,041	-
Due from a related party	2,692,604	19,640,240
Deferred taxes	42,051	105,476
Total current assets	116,194,567	129,629,569

LONG-TERM ASSETS
Plant and equipment, net	74,770,568	74,428,715
Construction in progress	41,292,433	32,151,137
Land use rights, net	3,178,623	3,224,995
Due from related parties	32,176,666	17,679,267
Initial cost for financial obligation, sale-leaseback	550,474	600,778
Deferred taxes	588,709	416,656
Total long-term assets	152,557,473	128,501,548

TOTAL ASSETS	$268,752,040	$258,131,117

See accompanying notes to condensed consolidated financial statements.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2011	December 31, 2010
CURRENT LIABILITIES
Accounts payable	$3,639,134	$4,972,972
Other payables and accrued liabilities	1,809,908	3,363,998
Short-term bank loans	45,631,030	47,593,169
Customer deposits	3,292,200	62,945
Notes payable	85,845,124	75,546,569
Income tax payable	3,583,685	2,917,250
Payable to contractors	578,926	633,522
Due to related parties	542,692	545,858
Current portion of financial obligations, sale-leaseback	6,096,870	5,892,988
Current portion of long-term bank loans	7,458,030	5,831,080
Total current liabilities	158,477,599	147,360,351

LONG-TERM LIABILITIES
Long-term portion of financial obligations, sale-leaseback	8,846,613	10,391,835
Long-term bank loans	17,046,925	19,613,634
Total long-term liabilities	25,893,538	30,005,469

TOTAL LIABILITIES	184,371,137	177,365,820

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.0001 par value, 80,000,000 shares authorized, 30,015,000 shares issued
and outstanding at March 31, 2011 and December 31, 2010	3,002	3,002
Additional paid-in capital	12,184,672	12,184,672
Retained earnings (restricted portion is $1,857,451 at March 31, 2011 and December 31, 2010)	64,280,776	61,070,315
Accumulated other comprehensive income	7,912,453	7,507,308

TOTAL SHAREHOLDERS’ EQUITY	84,380,903	80,765,297

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$268,752,040	$258,131,117

See accompanying notes to condensed consolidated financial statements.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

REVENUES	$18,417,150	$16,781,643

COST OF GOODS SOLD	14,656,333	12,298,949

GROSS PROFIT	3,760,817	4,482,694

General and administrative expenses	440,083	263,988

Selling and distribution expenses	19,115	2,641

INCOME FROM OPERATIONS	3,301,619	4,216,065

OTHER INCOME (EXPENSES)

Lease income, net	802,715	704,857

Interest expense, net	(981,171)	(348,646)

Other income (expense), net	629,564	(50,283)
INCOME BEFORE INCOME TAXES	3,752,727	4,521,993

INCOME TAX EXPENSE	(542,266)	(562,947)

NET INCOME	3,210,461	3,959,046

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	405,145	175,218

COMPREHENSIVE INCOME	$3,615,606	$3,783,828

WEIGHTED-AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	30,015,000	19,867,000
NET INCOME PER SHARE, BASIC AND DILUTED	$0.11	$0.20

See accompanying notes to condensed consolidated financial statements.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,210,461	$3,959,046
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,106,186	1,489,202
Deferred taxes	(108,360)	27,817
Amortization of initial cost of financial obligation, sales-leaseback	53,141	-
Amortization of financial obligations, sale-leaseback	527,114	-

Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	111,707	(1,007,436)
Inventories	(1,221,931)	(771,789)
Prepayments for goods	2,576,008	(2,768,948)
Prepaid expenses and other receivables	(29,080)	1,412
Lease income receivable	(1,815,041)	-
Due from a related party	(468,339)	(1,224,804)

Increase (Decrease) In:
Accounts payable	(1,333,838)	(1,222,427)
Other payables and accrued liabilities	(1,554,090)	572,716
Customer deposits	3,229,255	11,354
Income tax payable	666,435	521,386
Payable to contractors	(54,596)	(338,666)
Due to related parties	(3,166)	9,841
Net cash provided by (used in) operating activities	5,891,866	(741,296)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	-	(312,445)
Purchases of construction in progress	(10,978,755)	(510,964)
Issuance of notes receivable	-	(2,948,588)
Repayments of notes receivable	2,734,698	202,587
Due from related parties	3,096,420	(1,955,052)
Net cash used in investing activities	(5,147,637)	(5,524,462)

See accompanying notes to condensed consolidated financial statements.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	$(6,525,031)	$(14,859,320)
Due from an employee	-	(1,454,711)
Proceeds from short-term bank loans	20,011,300	15,954,209
Repayments of short-term bank loans	(22,203,100)	(10,667,960)
Proceeds from notes payable	55,571,573	101,273,302
Repayments of notes payable	(45,670,559)	(84,439,713)
Repayments of long-term bank loans	(1,062,812)	-
Repayment of financial obligations, sale-leaseback	(1,945,387)	-
Net cash (used in) provided by financing activities	(1,824,016)	5,805,807

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,079,787)	(459,951)
Effect of exchange rate changes on cash	480,446	(158,412)
Cash and cash equivalents at beginning of period	3,260,299	828,919

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,660,958	$210,556

SUPPLEMENTARY CASH FLOW INFORMATION:

Income taxes paid	$203	$9,446
Interest paid	$833,417	$457,863

SUPPLEMENTAL NON-CASH DISCLOSURES:

1. During the three months ended March 31, 2011 and 2010, $2,018,347 and $0, respectively, were transferred from construction in progress to plant and equipment.

See accompanying notes to condensed consolidated financial statements.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(UNAUDITED)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

China Chemical Corp. (formerly Bomps Mining, Inc.) was incorporated in the state of California on July 16, 2008. Effective September 24, 2010, Bomps Mining, Inc. changed its name to China Chemical Corp. (“CHCC” or the “Company”).

Gold Champ Consultants Limited, a Hong Kong corporation (“Gold Champ”) is a holding company whose asset is 100% of the registered capital of Zibo Costar Information Consulting Co., Ltd. ("Zibo Costar"), a Wholly Owned Foreign Enterprise ("WFOE") organized under the laws of the People's Republic of China ("PRC").

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

On September 30, 2010, Zibo Costar entered into a series of contractual agreements (known as a “variable interest entity” (VIE) arrangement,) with ZBJZ and its shareholders to govern Zibo Costar’s relationships with ZBJZ.  These contractual arrangements allow the Company to obtain effective control over ZBJZ through the ability to exercise all the rights of ZBJZ's shareholders, the rights to absorb substantially all of the economic residual benefits and the obligation to fund all of the expected losses of ZBJZ. Zibo Costar has been determined to be the primary beneficiary of ZBJZ because it is most closely associated with ZBJZ due to its obligation to provide unlimited financial support and its ability to determine strategic business decisions of ZBJZ through voting rights.  In accordance with SEC Regulation SX-3A-02 and Accounting Standards Codification ("ASC") Topic 810 ("ASC 810"), Consolidation, the Company, through Zibo Costar, consolidates the operating results of ZBJZ.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(UNAUDITED)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

As of March 31, 2011, the total assets of the consolidated VIE were $269 million, mainly comprising cash and cash equivalents, restricted cash, accounts receivable, plant and equipment, net, construction in progress and due from related parties.  As of March 31, 2011, the total liabilities of the consolidated VIE were $184 million, mainly comprising short-term bank loans, notes payable and long-term bank loans.  These balances are reflected in Company’s condensed consolidated financial statements with intercompany transactions eliminated. Under the contractual arrangements with the VIEs, the Company has the power to direct activities of the VIEs, and can have assets freely transferred out of the VIEs without any restrictions. Therefore, the Company considers that there is no asset in the VIE that can be used only to settle obligations of the VIE, except for its registered capital of $4.5 million and PRC statutory reserves of $1.9 million as of March 31, 2011. As the VIE is incorporated as a limited liability company under the PRC Company Law, creditors of the VIE do not have recourse to the general credit of the Company for any of the liabilities of the consolidated VIE.

Currently there is no contractual arrangement that requires the Company to provide additional financial support to the VIE. As the Company is conducting its business mainly through the VIE, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Rule 8.03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed balance sheet information as of December 31, 2010 was derived from the audited consolidated financial statements included in the Form 10-K filed with the Securities and Exchange Commission on March 30, 2011. The interim condensed consolidated financial statements should be read in conjunction with the Form 10-K.

(b)	Principles of Consolidation

The condensed consolidated financial statements include the accounts of CHCC and its subsidiaries and VIE.

Inter-company balances and transactions have been eliminated in consolidation.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c)	Concentrations

The Company has major customers who accounted for the following percentages of total revenues and accounts receivable:

Customers	Revenues Three Months Ended March 31,		Accounts Receivable
	2011	2010	March 31, 2011	December 31, 2010

Zibo Xinghua Resin Co., Ltd	24%	22%	55%	55%
Dongying Shengli Chemical Co., Ltd	20%	21%	2%	-
Kaifeng Taihua Chemical Co., Ltd	7%	10%	1%	-
Shandong Rixin Co	7%	-	12%	-
Linzi Dongsheng Industry Co	6%	-	9%	-

The Company has major suppliers who accounted for the following percentages of total purchases and accounts payable:

Suppliers	Purchases Three Months Ended March 31,		Accounts Payable
	2011	2010	March 31, 2011	December 31, 2010

Qingzhou Ousinuo Chemical Co., Ltd	44%	42%	-	-
Weifang Zhenxin Risheng Chemical Co., Ltd	18%	1%	-	-
C&S Chemical Co., Ltd	8%	38%	71%	30%

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ materially from those estimates.

(e)	Fair Value of Financial Instruments

ASC 820-10, Fair Value Measurements, establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
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

Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known PRC and international institutions with original maturities of three months or less. Restricted cash represents time deposits on account for bank acceptance notes, open letters of credit and short-term bank loans. The original cost of these assets approximates fair value due to their short-term maturity.

The carrying amounts of other financial assets and liabilities, such as accounts receivable, notes receivable, prepayments for goods, prepaid expenses and other receivables, lease income receivable, accounts payable, other payables and accrued liabilities, short-term bank loans, customer deposits, notes payable, income tax payable, payable to contractors, due to related parties, current portion of long-term bank loans and current portion of financial obligations, sale-leaseback approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term bank loans, financial obligations, sale-lease back and due from related parties is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term bank loans, financial obligation, sale-lease back and due from related parties was not significantly different from the carrying value at March 31, 2011.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f)	Restricted Cash

Restricted cash represents PRC time deposits reserved for settlement of notes payable, open letters of credit in connection with inventory purchases and short-term bank loans. The cash is held in the custody of the bank issuing the notes payable, letter of credit or short-term bank loans, and is restricted as to withdrawal or use, and is currently earning interest.

(g)	Accounts and Notes Receivable

Accounts and notes receivable are carried at net realizable value. An allowance for doubtful accounts is recorded in the period when loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging and other factors. A receivable is written off after all collection efforts have ceased.  There is no provision for accounts receivable or notes receivable for the three months ended March 31, 2011 and 2010.

(h)	Prepayment for Goods

Prepayments for goods represent cash paid in advance to suppliers for purchases of raw materials. An estimate for doubtful accounts is made when realization of the full amount is no longer probable. At March 31, 2011 and December 31, 2010, the Company has an allowance for doubtful accounts of $161,170 and $159,538, respectively.

(i)	Capitalized Interest

The interest cost associated with debt relating to construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially completed or development activity is suspended for more than a brief period. Capitalized interest for the three months ended March 31, 2011 and 2010 was $427,452 and $348,045, respectively. See Notes 10 and 13.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j)	Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

-Persuasive evidence of an arrangement exists,
-Delivery has occurred or services have been rendered,
-The seller’s price to the buyer is fixed or determinable, and
-Collectability is reasonably assured.

(k)	Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to operations as incurred. Retirement benefits amounting to $28,233 and $18,537 were charged to operations for the three months ended March 31, 2011 and 2010, respectively.

(l)	Foreign Currency Translation

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

	March 31,	December 31,	March 31,
	2011	2010	2010
Period end RMB: US$ exchange rate	6.5701	6.6026	-
Average period RMB: US$ exchange rate	6.5863	-	6.8267

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m)	Comprehensive Income

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

(n)	Earnings Per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company does not have dilutive securities for the three months ended March 31, 2011 and 2010.

(o)	Segment

The Company operates in one business segment, the design, development, manufacture, and commercialization of organic chemical materials, such as phthalic anhydride and maleic anhydride and their byproducts, mainly in the PRC. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer who, as of March 31, 2011, reviews the operating results when making decisions about allocating resources and assessing performance.

The Company had no sales outside of the PRC for the three months ended March 31, 2011 and 2010.  As substantially all of the Company's long-lived assets and revenues are in and derived from the PRC, geographical segments are not presented.

(p)	New Accounting Pronouncements

There were no new accounting pronouncements not yet adopted by the Company that would have a material effect on the Company’s condensed consolidated financial statements as of March 31, 2011.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(UNAUDITED)

3.	LIQUIDITY

The Company has a working capital deficit of $42,283,032 at March 31, 2011. This was in part due to the Company’s use of cash to purchase construction in progress. The Company had $131 million of short-term bank loans and notes payable at March 31, 2011.

The Company currently generates its cash flow through operating income, and the Company had net income of $3,210,461 for the three months ended March 31, 2011. As of the date of this report, the Company has not experienced any liquidity problems in settling payables in the normal course of business or repaying the bank loans or notes payable when they become due.

To improve liquidity, the Company may explore new expansion opportunities and funding sources from which the management may consider seeking external funding and financing. At March 31, 2011, the Company has unused credit lines of approximately $30.4 million in total with two banks for short-term borrowings.

In May 2011, the Company obtained a written commitment from the chief executive officer of the Company to provide working capital to the Company, if needed, in the form of notes payable or personal loans. There can be no assurance that the chief executive officer  will actually execute the commitment or has the ability to execute such commitment, if and when needed.

In May 2011, the Company signed supplemental agreements with certain contractors to extend approximately $15 million of the $32,274,255 purchase commitment payments over the next three years.  See Note 16 (III).

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(UNAUDITED)

4.	INVENTORIES

Inventories consist of the following:

	March 31, 2011	December 31, 2010

Raw materials	$8,594,531	$9,422,808
Work-in-progress	200,000	199,017
Finished goods	2,733,429	684,204
Total inventories	$11,527,960	$10,306,029

The net book value of $8,594,531 and $9,422,808 of raw materials inventory is pledged as collateral for a short-term bank loan at March 31, 2011 and December 31, 2010, respectively. See Note 11.

5.	NOTES RECEIVABLE

Notes receivable consisted of the following:

	March 31, 2011	December 31, 2010

Notes Receivable from Unreleated Companies (aggregated by month):
Due February, 2011 (Settled on the due date)	$-	$2,727,968
Total notes receivable	$-	$2,727,968

The notes receivable from unrelated companies were interest free.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS

(I) Current receivable due from a related party
			March 31, 2011	December 31, 2010

Zibo Jiazhou Heat and Power Co., Ltd. (“ZJHP”), no fixed repayment term, interest free, guaranteed by the vice chairman of the Company	a	)	$483,344	$19,640,240

ZJHP, due October 1, 2011, interest rate at 6% per annum, guaranteed by the vice chairman of the Company. The interest is paid quarterly starting June 30, 2011 till the principal is paid	a	)	2,209,260	-
Total current receivable due from a related party			$2,692,604	$19,640,240

(II) Long-term receivable due from related parties
			March 31, 2011	December 31, 2010

ZJHP, due May 1, 2015, interest rate at 6% per annum, guaranteed by the vice chairman of the Company. Principal is to be repaid every year in 4 unequal installments starting May 1, 2012. The interest is paid quarterly starting June 30, 2011 till the principal is paid	a	)	$14,410,080	$-

Zibo Eagle Textile Co., Ltd. (“Eagle”)	b	)	17,766,586	17,679,267
Total long-term receivable due from related parties			$32,176,666	$17,679,267

(III) Due To Related Parties
			March 31, 2011	December 31, 2010

Lu Feng	c	)	$360,440	$367,661
Due to employees	d	)	182,252	178,197
Total due to related parties			$542,692	$545,858

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS (CONTINUED)

a) ZJHP is controlled by the vice chairman of the Company.

For the three months ended March 31, 2011 and 2010, the Company had transactions with ZJHP as follows:

	Three Months Ended March 31,
	2011	2010

Sales of steam to ZJHP	$1,141,099	$1,780,143
Lease of equipment to ZJHP	-	1,673,564
Purchases of electricity from ZJHP	672,760	555,338
Interest income from ZJHP	13,815	76,411

ZJHP generated the due from related party balances of $19,640,240 through the nonpayment of the current balances of the sales of steam and lease of equipment to ZJHP less the purchases of electricity starting in 2008. This balance was the amount build up over the time period from 2008 to December 31, 2010. On March 26, 2011, ZJHP signed an agreement to repay $19,640,240 to the Company within the next 5 years ending May 1, 2015. The total amount due is comprised of $2,209,260 which is due October 1, 2011 and $14,410,080 which is due May 1, 2015. The amount due May 1, 2015 is payable in four unequal installments starting May 1, 2012. ZJHP repaid $3,020,900 of $19,640,240 in advance of its due date prior to March 31, 2011. For the three months ended March 31, 2011 and 2010, interest income was $13,815 and $76,411, respectively.

On January 1, 2010, the Company signed a one year lease agreement for equipment and buildings with ZJHP with an annual rental fee of $6,810,782. For the three months ended March 31, 2010, the net lease income was $704,857, after deducting business tax of $83,678 and depreciation cost of $885,029. See Notes 7 and 8.

b)  Eagle is controlled by the vice chairman of the Company. On December 23, 2007, the Company entered into an agreement with Eagle to purchase a land use right and fixed assets on the land with a total contract amount of $20,446,646. The balances represent deposits paid to Eagle, and they are refundable, if the land and fixed assets are not transferred to the Company. The Company is required to pay the remaining purchase price of approximately $2,781,046 at the end of 2011. The transaction is expected to be closed at the end of 2011.  See Note 16.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS (CONTINUED)

c)  Lu Feng is the CEO of the Company.  He is also the brother of the vice chairman of the Company.  The balances represent business and travel related expenses paid by Lu Feng on behalf of the Company. The outstanding balance is unsecured, interest free and has no fixed repayment term.  Lu Feng also provided a personal guarantee for the short-term bank loans and bank acceptance notes borrowed by the Company. See Notes 11 and 12.

d) Due to employees primarily represent business and travel related expenses paid by employees on behalf of the Company. The amounts are interest-free, unsecured and have no fixed repayment terms.

7.	PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	March 31, 2011	December 31, 2010

At cost:
Buildings	$3,333,488	$1,303,725
Machinery	3,533,470	3,516,104
Motor Vehicles	1,113,045	1,107,575
Office equipment	127,771	127,143
Leased fixed assets	43,914,990	43,699,158
Assets recorded under financial obligations, sale-leaseback	47,099,190	46,867,709
	99,121,954	96,621,414
Less : Accumulated depreciation
Buildings	$181,688	$169,051
Machinery	1,854,270	1,686,085
Motor Vehicles	465,013	430,040
Office equipment	56,769	51,757
Leased fixed assets	11,954,724	10,980,895
Assets recorded under financial obligations, sale-leaseback	9,838,922	8,874,871
	24,351,386	22,192,699
Plant and equipment, net	$74,770,568	$74,428,715

For the three months ended March 31, 2011 and 2010, depreciation expense was $2,044,038 and $1,429,243, respectively. See Notes 8 and 14.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(UNAUDITED)

8.	OPERATING LEASES

On January 1, 2011 and 2010, the Company signed one year lease agreements for buildings and machinery with an unrelated company and ZJHP with an aggregate annual rental fee of $7,242,306 and 6,703,583, respectively. The Company leased the assets because the Company is not at an operating capacity to fully utilize the assets. The Company’s assets on operating leases by major classes consist of the following:

	March 31, 2011	December 31, 2010
At cost:
Buildings	$758,855	$755,125
Machinery	43,156,135	42,944,033
	43,914,990	43,699,158
Less : Accumulated depreciation
Buildings	102,912	94,528
Machinery	11,851,812	10,886,367
	11,954,724	10,980,895
Leased fixed assets, net	$31,960,266	$32,718,263

The lease income from the unrelated party was $1,815,041 for the three months ended March 31, 2011, which was recorded as a lease income receivable in the Company’s condensed consolidated balance sheets.

The January 1, 2010 lease with ZJHP expired and was not renewed. For the three months ended March 31, 2011 and 2010, the depreciation expense for the leased fixed assets was $917,332 and $885,029, respectively, which was netted in the Company’s statements of income and comprehensive income against lease income, net.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(UNAUDITED)

9.	LAND USE RIGHTS, NET

Land use rights consist of the following:

	March 31, 2011	December 31, 2010

Cost of land use rights	$3,949,802	$3,930,389
Less: Accumulated amortization	771,179	705,394
Land use rights, net	$3,178,623	$3,224,995

Amortization expense for the three months ended March 31, 2011 and 2010 was $62,148 and $59,959, respectively.

Amortization expense for the next five years and thereafter is as follows:

Period ended March 31,	Amount
2012	$249,204
2013	249,204
2014	249,204
2015	51,998
2016	51,998
Thereafter	2,327,015
Total	$3,178,623

All of land use rights are pledged as collateral for a long-term bank loan at March 31, 2011 and December 31, 2010, respectively. See Note 13.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(UNAUDITED)

10.	CONSTRUCTION IN PROGRESS

Construction in progress consists of the following:

	March 31, 2011	December 31, 2010

Buildings	$-	$1,877,304
Machinery	41,292,433	30,273,833
Total	$41,292,433	$32,151,137

Capitalized interest for the three months ended March 31, 2011 and 2010 was $427,452 and $348,045, respectively. See Note 13.

11.	SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

	March 31, 2011	December 31, 2010

Agricultural Bank of China Zhoucan Branch due March 20, 2012, interest rate 6.06%, guaranteed by Shandong Jide Ecological Technology Co., Ltd. (“Jide”) (See Note 16)	$4,109,526	$-

Bank of Rizhao due March 1, 2012, interest rate 7.27%, guaranteed by Jide (See Note 16), the CEO of the Company, an employee and secured by raw materials inventory (See Note 4)	4,566,141	-

Agricultural Bank of China Zhoucan Branch due February 20, 2012, interest rate 6.67%, guaranteed by Jide (See Note 16)	1,902,559	-

CITIC Qingdao Branch due January 20, 2012, interest rate 6.790%, guaranteed by the CEO of the Company, an employee and secured by raw materials inventory (See Note 4)	4,566,141

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(UNAUDITED)
11.	SHORT-TERM BANK LOANS (CONTINUED)

	March 31, 2011	December 31, 2010

ICBC Zhoucan Branch due January 4, 2012, interest rate 5.81%, guaranteed by Jide (See Note 16)	$1,522,047	$-

Qishang Bank due October 29, 2011, interest rate 9.88%, guaranteed by Jide, Zibo Lanyan Group Co. Ltd (“Lanyan”) (See Note 16) and the CEO of the Company (See Note 6)	2,739,684	2,726,219

Shanghai Pudong Development Bank due July 20, 2011, interest rate 6.67%, guaranteed by Shandong Fengyang Group Co., Ltd (“Shandong Fengyang”) (See Note 16), and the CEO of the Company (See Note 6)	3,044,094	3,029,133

Bank Austria Beijing due June 8, 2011, interest rate 7.88%, guaranteed by restricted cash of $1,141,535, the CEO of the Company (See Note 6) and secured by raw materials inventory (See Note 4)	7,610,234	7,572,832

China Merchant Bank of Jinan Branch due May 31, 2011, interest rate 6.44%, guaranteed by Jide, Lanyan (See Note 16) and the CEO of the Company (See Note 6)	3,044,094	3,029,133

Agricultural Bank of China Zhoucun Branch due May 20, 2011, interest rate 6.16%, guaranteed by Jide (See Note 16)	1,111,094	-

Agricultural Bank of China Zhoucun Branch due May 16, 2011, interest rate 7.88%, guaranteed by Jide (See Note 16)	1,522,047	1,514,566

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(UNAUDITED)

11.	SHORT-TERM BANK LOANS (CONTINUED)

	March 31, 2010	December 31, 2010

ICBC Zhoucan Branch due May 6, 2011, interest rate 4.30%, guaranteed by Jide (See Note 16) (Repaid on its due date)	$1,158,038	$-

Huaxia Bank due May 5, 2011, interest rate 5.31%, guaranteed by Lanyan (See Note 16) (Repaid on its due date)	4,566,141	4,543,699

Qilu Bank due April 30, 2011, interest rate 7.27%, guaranteed by Jide (See Note 16) (Repaid on its due date)	3,044,094	3,029,133

Agricultural Bank of China Zhoucun Branch due April 29, 2011, interest rate 3.80%, guaranteed by Jide (See Note 16) (Repaid on its due date)	1,125,096	-

Aggregate amount of loans due before March 31, 2011, all repaid on due dates	-	22,148,454
Total	$45,631,030	$47,593,169

Interest expense for short-term bank loans was $833,417 and $457,863 for the three months ended March 31, 2011 and 2010, respectively.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(UNAUDITED)

12.	NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2011	December 31, 2010

Bank Acceptance Notes:
Due September 30, 2011, guaranteed by restricted cash	$1,522,047	$-
Due September 29, 2011, guaranteed by restricted cash	2,283,070	-
Due September 25, 2011, guaranteed by Jide (See Note 16) and restricted cash	3,348,503	3,332,046
Due August 26, 2011, guaranteed by restricted cash	10,776,092	-
Due August 21, 2011, guaranteed by restricted cash	3,044,094	-
Due August 15, 2011, guaranteed by restricted cash	4,566,141	-
Due July 26, 2011, guaranteed by Lanyan (See Note 16) and restricted cash	3,044,094	-
Due July 20, 2011, guaranteed by restricted cash	4,566,141	-
Due July 19, 2011, guaranteed by Lanyan (See Note 16) and restricted cash	6,088,187	-
Due July 18, 2011, guaranteed by Lanyan (See Note 16) and restricted cash	9,132,281	-
Due July 17, 2011, guaranteed by Jide (See Note 16) and restricted cash	7,610,234	-
Due July 13, 2011, guaranteed by Jide (See Note 16) and restricted cash	913,228	908,740
Due June 18, 2011, guaranteed Jide (See Note 16) and restricted cash	3,044,094	3,029,133

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(UNAUDITED)

12.	NOTES PAYABLE (CONTINUED)

	March 31, 2011	December 31, 2010

Due June 1, 2011, guaranteed by restricted cash	$3,044,094	$3,029,133
Due May 24, 2011, guaranteed by restricted cash and Jide (See Note 16) and the CEO of the Company (See Note 6)	1,522,046	1,514,565
Due May 10, 2011, guaranteed by restricted cash (Repaid on its due date)	3,044,094	3,029,133
Due May 9, 2011, guaranteed by restricted cash and Shandong Zibo Deyuan Leather Co. Ltd (“Deyuan”) (Repaid on its due date)	9,132,281	9,087,398
Due April 13, 2011, guaranteed by restricted cash, Deyuan and the CEO of the Company (See Note 6) (Repaid on its due date)	3,044,094	3,029,133
Due April 9, 2011, guaranteed by restricted cash (Repaid on its due date)	3,044,093	3,029,133
Aggregate amount of notes due before March 31, 2011, all repaid on due dates	-	45,558,155
Subtotal	$82,768,908	$75,546,569

Notes Payable to Unrelated Companies:
Due June 30, 2011, interest free, unsecured	$2,280,380	$-
Due May 29, 2011, interest free, unsecured	795,836	-
Subtotal	3,076,216	-

Total	$85,845,124	$75,546,569

Bank acceptance notes payable represent short-term notes payable issued by financial institutions in connection with the Company’s purchases that entitle the Company’s suppliers to receive the full face amount from the financial institutions at maturity, which generally range from six to twelve months from the date of issuance. The notes payable were secured by the Company’s restricted cash of $60,862,498.

All the bank acceptance notes are subject to bank charges of 0.05% of the principal as a commission on each loan transaction. Bank charges for bank acceptance notes were $26,251 and $16,334 for the three months ended March 31, 2011 and 2010, respectively.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(UNAUDITED)

13.	LONG-TERM BANK LOANS

Long-term bank loans consist of the following:

	March 31, 2011	December 31, 2010

Agriculture Bank of China, due July 13, 2013, interest rate at 6.842%, guaranteed by Zibo Fengyang Color Steel Co., Ltd. (“Zibo Fengyang”) (See Note 16) and secured by land use rights (See Note 9). Principal repaid every 3 months in 13 unequal installments from July 13, 2010, and interest is paid quarterly.	$3,805,117	$3,786,416

Agriculture Bank of China, due July 13, 2013, interest rate at 6.842%, guaranteed by Shandong Qingyuan Group Co., Ltd., Zibo Qingtian Properties Co., Ltd., Shangdong Qingtian Plastic Industry Co., Ltd., and Shandong Qingyuan Asphalt Technology Co., Ltd.. Principal repaid every 3 months in 13 unequal installments from July 13, 2010, and interest is paid quarterly.	15,220,468	15,145,663

Agriculture Bank of China, due July 13, 2013, interest rate at 6.842%, guaranteed by Zibo Fengyang Color Steel Co., Ltd. and secured by land use rights (See Note 9). Principal repaid every 3 months in 13 unequal installments from July 13, 2010, and interest is paid quarterly.	5,479,370	6,512,635
Total long-term bank loans	24,504,955	25,444,714

Less: current portion	7,458,030	5,831,080

Long-term portion	$17,046,925	$19,613,634

13.	LONG-TERM BANK LOANS (CONTINUED)

The interest expense for three months ended March 31, 2011 and 2010 of $427,452 and $348,045, respectively, was capitalized in construction in progress. See Note 10.

The repayment schedule for the long-term bank loans is as follows:

Period ended March 31,	Amount
2012	$7,458,030
2013	12,937,398
2014	4,109,527
Total	$24,504,955

14.	FINANCIAL OBLIGATIONS, SALE-LEASEBACK

In May 2010 and November 2010, the Company refinanced its machinery under sale-leaseback agreements A and B, respectively.

Under the sale-leaseback agreement A, machinery was sold for $2,597,481 and concurrently, the Company leased the machinery back for $2,597,481 with a weighted-average annual interest rate of 27.53%, payable in periodic installments through June 2013. Of the $2,597,481 selling price, $1,514,566 was received in cash, and the remaining balance of $1,082,915 was treated as an advance payment to purchase the machinery back at the expiration date of the lease.  The financial obligation under the sale-leaseback was reduced by the $1,082,915 advance payment.  The transaction was accounted for as a financing arrangement, wherein the machinery remains on the Company’s books and continues to be depreciated. A financial obligation in the amount of $1,514,566, representing the net proceeds of the financial obligation, has been recorded under “Financial obligations, sale-leaseback” in the Company’s condensed consolidated balance sheets, and is being reduced based on lease payments under the financial obligation.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(UNAUDITED)

14.	FINANCIAL OBLIGATIONS, SALE-LEASEBACK (CONTINUED)

Under the sale-leaseback agreement B, machinery was sold for $18,174,796 and concurrently, the Company leased the machinery back for $18,174,796 with a weighted-average annual interest rate of 12.11%, payable in periodic installments through November 2013. Of the $18,174,796 selling price, $15,448,577 was received in cash, and the remaining balance of $2,726,219 was treated as a security deposit to be applied to the last five lease payments.  The financial obligation under the sale-leaseback was reduced by the $2,726,219 security deposit. The initial cost for the financial obligation is $603,745 and is being amortized over the term of the lease. For three months ended March 31, 2011, $53,141 of amortization of initial cost was recognized as interest expense.  The transaction was accounted for as a financing arrangement, wherein the property remains on the Company’s books and continues to be depreciated. A financial obligation in the amount of $15,448,577, representing the net proceeds of the financial obligations, was recorded under “Financial obligations, sale-leaseback” in the Company’s condensed consolidated balance sheets, and is being reduced based on lease payments under the financial obligation. The Company has an option to purchase the machinery for $15,146 at the expiration date of the lease.

	March 31, 2011	December 31, 2010

Financial obligations, sale-leaseback	$17,369,746	$19,224,977
Less: Accumulated amortization	2,426,263	2,940,154
Financial obligations, sale-leaseback, net	14,943,483	16,284,823

Less: Current portion	6,096,870	5,892,988
Long-term portion	$8,846,613	$10,391,835

As of March 31, 2011, future minimum payments required under non-cancellable sale-leaseback are:

Period ended March 31,	Amount
2012	$7,717,023
2013	7,624,179
Thereafter	2,028,544
Total minimum lease payments	17,369,746

Less: Amount representing interest	2,426,263
Present value of net minimum lease payments	$14,943,483

Amortization of the financial obligations for the three months ended March 31, 2011 was $527,114.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(UNAUDITED)

15.	TAXES

(I) Corporation Income Tax (“CIT”)

The CIT rate applicable to our subsidiaries and VIE is 25%. However, in accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. For the Company, the first profitable year for income tax purposes as a foreign investment company was 2006. The Company was awarded the High-Tech Enterprise Award which entitles the Company a favourable tax rate of 15% for the year ended December 31, 2011. The tax rate for ZBJZ was 15% and 12.5% for the three months ended March 31, 2011 and 2010, respectively.

Effective January 1, 2007, the Company adopted FASB ASC 740-10. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

In June 2006, the FASB issued FASB ASC 740-10 which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FASB ASC 740-10 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more likely than not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. At the date of adoption, and as of March 31, 2011, the Company does not have a liability for unrecognized tax benefits. There was no effect on financial condition or results of operations as a result of implementing FASB ASC 740-10.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(UNAUDITED)

15.	TAXES (CONTINUED)

Income tax expense for the three months ended March 31, 2011 and 2010 are summarized as follows:

	Three Months Ended March 31,
	2011	2010

Current CIT expense	$(650,626)	$(535,130)
Deferred CIT benefit (expense)	108,360	(27,817)
Income tax expense	$(542,266)	$(562,947)

The Company’s income tax expense differs from the “expected” tax expense as follows:

	Three Months Ended March 31,
	2011	2010

Computed “expected” expense (25%)	$(938,182)	$(1,130,498)
Favorable tax rate effect	375,273	565,249
Permanent differences	20,643	2,302
Income tax expense	$(542,266)	$(562,947)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010

Deferred tax assets:
Current:
General and administrative expenses	$17,885	$47,818
Cost of goods sold	18,647	48,125
Interest expense	314	3,978
Other operating expenses	5,205	5,555
Subtotal	42,051	105,476
Non-current:
Amortization	125,834	92,268
Depreciation	462,875	324,388
Subtotal	588,709	416,656

Net deferred tax assets	$630,760	$522,132

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
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

The VAT payable balances of $493,719 and $2,132,437 at March 31, 2011 and December 31, 2010, respectively, are included in other payables and accrued expenses in the accompanying condensed consolidated balance sheets.

(III) Tax Holiday

For the three months ended March 31, 2011 and 2010 the PRC corporate income tax rate was 25%. The Company was entitled to the favourable tax rate of 15% and 12.5% for the three months ended March 31, 2011 and 2010, respectively.

The combined effects of the favourable tax rate available to the Company for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 30,
	2011	2010

Tax holiday effect	$(375,273)	$(565,249)
Basic net income per share excluding tax holiday effect	$0.09	$0.17

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(UNAUDITED)

16.	COMMITMENTS AND CONTINGENCIES

(I) Contingencies

As of March 31, 2011, the Company provided corporate guarantees for bank loans borrowed and bank acceptance note issued by Lanyan, Shandong Fengyang, Zibo Fengyang and Jide, which are incorporated in the PRC. As a part of the corporate guarantees, Lanyan, Shandong Fengyang, Zibo Fengyang and Jide also provided cross guarantees for the short-term bank loans of $26,123,462, and bank acceptance notes of $15,677,082 and long-term bank loans of $9,284,486 borrowed by the Company. See Notes 11, 12 and 13. If Lanyan, Shandong Fengyang, Zibo Fengyang or Jide defaults on the repayment of its bank loans, the Company is required to repay the outstanding balance. As of March 31, 2011, the guarantee provided for the bank acceptance notes and bank loans borrowed by Lanyan, Shandong Fengyang, Zibo Fengyang and Jide was approximately $19,786,610, which consists of the following:

Due April 19, 2011 (Repaid on its due date)	$1,522,047
Due May 11, 2011 (Repaid on its due date)	1,522,047
Due August 30, 2011	4,566,141
Due September 9, 2011	3,044,094
Due September 14, 2011	1,522,047
Due November 30, 2011	7,610,234
Total	$19,786,610

A default by Lanyan, Shandong Fengyang, Zibo Fengyang or Jide is considered remote by management. No liability for the guarantor's obligation under the guarantees was recognized as of March 31, 2011.

(II) Lease Commitments

In April 2007, the Company signed a land lease agreement with Zhoucun District People’s Government Zhoujia Community Committees (“Committees”). The Company leased land from Committees for 35 years. The annual lease fee for the land is RMB 286,500 (approximately $43,499). For the three months ended March 31, 2011 and 2010, the lease expense was $10,875 and $10,493, respectively.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(UNAUDITED)

16.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

(II) Lease Commitments (Continued)

As of March 31, 2011, the Company has an outstanding commitment with respect to the non-cancellable operating lease for the land as follows:

Period ended March 31,	Amount
2012	$43,499
2013	43,499
2014	43,499
2015	43,499
2016	43,499
Thereafter	1,120,109
Total	$1,337,604

(III) Capital Commitments

In 2010 and 2009, the Company entered certain agreements for purchases of certain licensed technology and equipment to be used in the butanediol project with a contract amount of $74,213,954.  As of March 31, 2011, the Company made payments of $39,015,552, for the butanediol project. The Company is required to pay the remaining purchase price of $32,274,255 and $2,924,148 in the next first year and second year, respectively. The amount paid is recorded in construction in progress. The Company used its working capital and borrowed money from a local bank to fund the project. The Company estimates completion of the project in 2012.

In May 2011, the Company signed supplemental agreements with certain contractors to extend approximately $15 million of the $32,274,255 purchase commitment payments over the next three years.  These supplemental agreements require approximately $8.2 million and $6.7 million to be paid in the second year and third year, respectively.  Also see Note 3.

As of March 31, 2011, the Company entered into an agreement and made payments of $17,766,586 toward the purchase of a land use right and fixed assets from Eagle. The Company is required to pay the remaining purchase price of approximately $2,781,046 at the end of 2011. Also see Note 6.

Item 2. Management Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto and other financial information contained elsewhere in this report.

Our Company engages in the business of manufacturing and selling maleic anhydride (“MAH”) and phthalic anhydride (“PA”) products. The Company’s products are primarily marketed and sold in the People’s Republic of China (“PRC”).

Our Company currently has the capacity to produce 60,000 tons of MAH per year and 50,000 tons of PA per year. For the three months ended March 31, 2011, our total revenues were $18,417,150.

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
•
Other PRC or foreign regulatory or legislative developments which affect the demand for our products generally or increase the environmental compliance cost for our products or impose liabilities on the manufacturers and distributors of such products.

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

Significant Accounting Policies and Management Estimates

This section should be read together with the Summary of Significant Accounting Policies included as Note 2 to the financial statements included in the Form 10-K filed on March 30, 2011.

China Chemical Corp. (formerly Bomps Mining, Inc.) was incorporated in the state of California on July 16, 2008. Effective September 24, 2010, Bomps Mining, Inc. changed its name to China Chemical Corp. (“CHCC” or the “Company”).

Gold Champ Consultants Limited, a Hong Kong corporation (“Gold Champ”) is a holding company whose asset is 100% of the registered capital of Zibo Costar Information Consulting Co., Ltd. (“Zibo Costar”), a wholly- foreign owned enterprise (“WFOE”) organized under the laws of the PRC.

Zibo Jiazhou Chemical Industry Co., Ltd., a limited liability enterprise organized under the laws of the PRC (“ZBJZ”) is a manufacturing company that is based in Shandong, PRC. It is principally engaged in the manufacturing of organic chemical compounds.

On September 30 2010, we entered into a Share Exchange Agreement (the “share exchange”) with Gold Champ and the shareholders of Gold Champ.  As a result of the share exchange, we acquired 100% of the issued and outstanding capital of Gold Champ in exchange for 19,861,700 shares of our common stock, par value $0.0001, thereby providing the former shareholders of Gold Champ approximately 66% ownership equity in the Company at September 30, 2010. Thus, Gold Champ became our wholly owned subsidiary.

On September 30, 2010, Zibo Costar entered into a series of contractual agreements (known as a “variable interest entity” (VIE) arrangement), with ZBJZ and its shareholders to govern Zibo Costar’s relationships with ZBJZ.

i.
Exclusive service agreements: Under these agreements Zibo Costar provides exclusive management services and exclusive technology consulting services to ZBJZ in exchange for substantially all of the net income of ZBJZ.

ii.
Equity pledge agreement: As collateral to ensure ZBJZ’s payments under the exclusive service agreements, the shareholders of ZBJZ, through an equity pledge agreement, pledged all of their rights and interests in ZBJZ, including voting rights and dividend rights, to Zibo Costar.

iii.
Exclusive option agreement: In addition, the shareholders of ZBJZ, through an exclusive option agreement, granted to Zibo Costar an exclusive, irrevocable and unconditional right to purchase part or all of the equity interests in ZBJZ when the purchase becomes permissible under the relevant PRC laws.

These contractual arrangements allow the Company, through Zibo Costar, to obtain effective control over ZBJZ through the ability to exercise all the rights of ZBJZ's shareholders, the rights to absorb substantially all of the economic residual benefits and the obligation to fund all of the expected losses of ZBJZ. Zibo Costar has been determined to be the primary beneficiary of ZBJZ because it is most closely associated with ZBJZ due to its obligation to provide unlimited financial support and its ability to determine strategic business decisions of ZBJZ through voting rights. In accordance with SEC Regulation SX-3A-02 and Accounting Standards Codification (“ASC”) Topic 810 (“ASC 810”), Consolidation, the Company, through Zibo Costar, consolidates the operating results of ZBJZ.

We believe that our contractual arrangements with ZBJZ, the VIE, are in compliance with PRC laws and legally enforceable.  The shareholders of the VIE are also shareholders of the Company except YLL Investment Group which is the non-controlling shareholder of Zibo Costar and therefore have no current interest in seeking to act contrary to the contractual arrangements.  However, uncertainties in the PRC legal system could limit the Company’s ability enforce these contractual arrangements and if the shareholders of the VIE were to reduce their interest in the Company, their interests may diverge from that of the Company and it may potentially increase the risk that they would seek to act contrary to the contractual terms, for example by influencing the VIEs not to pay the service fees when required to do so.

As of March 31, 2011, the total assets of the consolidated VIE were $269 million, mainly comprising cash and cash equivalents, restricted cash, accounts receivable, plant and equipment, net, construction in progress and due from related parties.  As of March 31, 2011, the total liabilities of the consolidated VIE were $184 million, mainly comprising short-term bank loans, notes payable and long-term bank loans.  These balances are reflected in Company’s condensed consolidated financial statements with intercompany transactions eliminated. Under the contractual arrangements with the VIE, the Company has the power to direct activities of the VIE, and can have assets freely transferred out of the VIE without any restrictions. Therefore, the Company considers that there is no asset in the VIE that can be used only to settle obligations of the VIE, except for its registered capital of $4.5 million and PRC statutory reserves of $1.9 million as of March 31, 2011. As the VIE is incorporated as a limited liability company under the PRC Company Law, creditors of the VIE do not have recourse to the general credit of the Company for any of the liabilities of the consolidated VIE.

Currently there is no contractual arrangement that requires the Company to provide additional financial support to the VIE. As the Company is conducting its business mainly through the VIE, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries and VIE.

Inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ materially from those estimates.

Estimates Affecting Accounts Receivable and Prepayments for Goods

The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect our reporting of assets and liabilities. These estimates are particularly significant where they affect the reported net realizable value of the Company’s accounts receivable, prepayments for goods.

At March 31, 2011, the Company provided no reserve against accounts receivable. Management’s estimate of no reserve on accounts receivable at March 31, 2011 was based on the aged nature of these accounts receivable. In making its judgment, management assessed its customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

At March 31, 2011, the Company provided an allowance against its prepayments for goods amounting to $161,170. Management’s estimate of the appropriate reserve on the prepayments for goods at March 31, 2011 was based on the aged nature of these prepayments for goods. In making its judgment, management assessed its suppliers’ ability to continue to provide goods or repayment their outstanding debts on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

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

Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

·	Persuasive evidence of an arrangement exists,

·	Delivery has occurred or services have been rendered,

·	The seller’s price to the buyer is fixed or determinable, and

·	Collectability is reasonably assured.

Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuming collectability. The majority of the Company's revenue results from sales contracts with customers and revenue is recorded upon the shipment of goods.

New Accounting Pronouncements

There were no new accounting pronouncements not yet adopted by the Company that would have a material effect on the Company’s condensed consolidated financial statements as of March 31, 2011.

RESULTS OF OPERATIONS

Our operating results are presented for the three months ended March 31, 2011, as compared to the same period ended March 31, 2010.

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our statements of operations for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,				Comparisons
	2011	Percentage of Revenue	2010	Percentage of Revenue	Change in Amount	Change in Percentage
REVENUES	$18,417,150	100.00%	$16,781,643	100.00%	$1,635,507	9.75%
COST OF GOODS SOLD	14,656,333	79.58%	12,298,949	73.29%	2,357,384	19.17%
GROSS PROFIT	3,760,817	20.42%	4,482,694	26.71%	(721,877)	(16.10%)
General and administrative expenses	440,083	2.39%	263,988	1.57%	176,095	66.71%
Selling and distribution expenses	19,115	0.10%	2,641	0.02%	16,474	623.78%
INCOME FROM OPERATIONS	3,301,619	17.93%	4,216,065	25.12%	(914,446)	(21.69%)
OTHER INCOME (EXPENSES)
Lease income, net	802,715	4.36%	704,857	4.20%	97,858	13.88%
Interest expense, net	(981,171)	(5.33%)	(348,646)	(2.08%)	(632,525)	181.42%
Other income (expense), net	629,564	3.42%	(50,283)	0.30%	679,847	1,352.04%
INCOME BEFORE INCOME TAXES	3,752,727	20.38%	4,521,993	26.95%	(769,266)	(17.01%)
INCOME TAX EXPENSE	(542,266)	(2.94%)	(562,947)	(3.35%)	20,681	(3.67%)
NET INCOME	$3,210,461	17.43%	$3,959,046	23.59%	$(748,585)	(18.91%)

Revenue

The Company’s revenue for the three months ended March 31, 2011 was $18,417,150, which represented an increase of 9.75% from $16,781,643 for the same period in the prior year. The increase was due to the increase in the sales price of MAH and PA as compared to the same period of last year.

The sale of PA decreased by 9.53% to $6,871,748 for the three months ended March 31, 2011 from $7,595,791 for the three months ended March 31, 2010. The decrease in volume of 18.04% was due to lower production for the three months ended March 31, 2011 from March 31, 2010.  The increase in sales price of 6.50% was due to the increase in average sales price per metric ton for the three months ended March 31, 2011 and March 31, 2010, respectively.

The production of PA decreased by 24.58% to 6,095 metric tons for the three months ended March 31, 2011 from 8,081 metric tons for the three months ended March 31, 2010. This was due to declining demand for PA.

The sale of MAH increased by 47.75% to $9,016,640 for the three months ended March 31, 2011 from $6,102,581 for the three months ended March 31, 2010. The increase in sales volume of 31.02% was due to the increase of production capacity that went online for the three months ended March 31, 2011 from March 31, 2010.  The increase in sales price of 8.80% was due to the increase in average sales price per metric ton for the three months ended March 31, 2011 and March 31, 2010, respectively.

The production of MAH increased by 59.39% to 7,775 metric tons for the three months ended March 31, 2011 from 4,878 metric tons for the three months ended March 31, 2010. This was due to the increase in our production capacity that went on line in January 2011.

The average sales price per metric ton is calculated by taking total sales divided by the sales volume for PA and MAH for the three months ended March 31, 2011 and 2010, respectively.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2011 was $14,656,333 which is 79.58% of total revenues and represents a 19.17% increase as compared to $12,298,949 which is 73.29% of total revenues for the three months ended March 31, 2010. The increase was due to an increase in the price of raw materials as compared to the same period of last year.

The decrease in volume of the raw material, o-xylene, used for the production of PA was 18.04% due to the decrease in production for the three months ended March 31, 2011 from March 31, 2010.  The increase in cost of o-xylene was 17.00% was due to the increase in average price per metric ton for the three months ended March 31, 2011 and 2010, respectively.

The increase in volume of the raw material, coking benzene, used for the production of MAH was 31.02% due to the increase of production for the three months ended March 31, 2011 from March 31, 2010.  The increase in cost of coking benzene of 18.00% was due to the increase in average price per metric ton for the three months ended March 31, 2011 as compared to the same period in 2010.

Cost of goods sold as a percentage of revenue may fluctuate in the future. The main cost driver is the raw materials, o-xylene and coking benzene, which attribute approximately 90% of the cost of goods sold.  This fluctuation may primarily be due to changes in the price of raw materials, which can have a significant impact on the cost of goods sold.

Gross Profit

The Company’s gross profit decreased by $721,877, or 16.10%, to $3,760,817 for the three months ended March 31, 2011 as compared to $4,482,694 for the three months ended March 31, 2010. The decrease was due to an increase in raw materials as compared to the same period of last year.

Operating Income

The Company’s operating income for the three months ended March 31, 2011 decreased 21.69% to $3,301,619 from $4,216,065 reported for the three months ended March 31, 2010. The decrease was due to an increase in raw materials as compared to the same period of last year.

Operating Expenses

General and administrative expenses

The Company incurred general and administrative expenses of $440,083 for the three months ended March 31, 2011, representing an increase of $176,095, or 66.71%, as compared to $263,988 for the three months ended March 31, 2010. The increase was primarily due to an increase in costs associated with consulting fees compared to the same period of last year.

Selling and distribution expenses

The Company incurred selling and distribution expenses of $19,115 for the three months ended March 31, 2011, representing an increase of $16,474, or 623.78%, as compared to $2,641 for the three months ended March 31, 2010.

Lease Income from a Non- Related Party and Related Party, Net

The Company has lease income, net of $802,715 for the three months ended March 31, 2011, representing an increase of $97,858, or 13.88%, as compared to $704,857 for the three months ended March 31, 2010. The increase was due to the increase in the rental fee.

Interest Expense, Net

Interest expense for the three months ended March 31, 2011 was $981,171 which represents a 181.42% increase from $348,646 for the same period of last year. The increase of $632,525 was mainly due to the increase in the average balances of short-term bank loans and amortization of financial obligations of $527,144 during this period.

Other Income (Expenses), Net

Other income for the three months ended March 31, 2011 was $629,564, which represents a 1,352.04% increase from expense of $(50,283) for the three months ended March 31, 2010. The increase was due to a $0.8 million foreign exchange gain of a $13 million 6 month time bank deposit in EURO.

Income Tax

The Company incurred income tax expense of $542,266, for the three months ended March 31, 2011, a decrease of $20,681, or 3.67%, as compared to income tax expense of $562,947 for the three months ended March 31, 2010. This was attributed to the decrease in income before income tax. Our effective tax rate was 15.00% and 12.5% for the three months ended March 31, 2011 and 2010, respectively.

The corporation income tax CIT rate applicable to ZBJZ is 25%. However, in accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. For ZBJZ the first profitable year for income tax purposes as a foreign investment company was 2006. Therefore, ZBJZ had a favourable income tax rate of 12.5% for the year ended December 31, 2010. ZBJZ was awarded the High-Tech Enterprise Award which entitles ZBJZ a favourable tax rate of 15% for the year ended December 31, 2011. The tax rate for ZBJZ is 15% and 12.5% for the three months ended March 31, 2011 and 2010, respectively.

Net Income

The Company’s net income of $3,210,461, for the three months ended March 31, 2011 represented a decrease of $748,585, or 18.91%, as compared to $3,959,046, for the three months ended March 31, 2010. This decrease was due to the increase in the cost of goods sold as compared to the same period of last year.

LIQUIDITY AND CAPITAL RESOURCES FOR THE THREE MONTHS ENDED MARCH 31, 2011

Liquidity

The Company had a working capital deficit of $42,283,032 at March 31, 2011. This was in part due to the Company’s use of cash to purchase construction in progress. The Company had $131 million of short-term bank loans and notes payable at March 31, 2011.

The Company currently generates its cash flow through operating income, and the Company had net income of $3,210,461 for the three months ended March 31, 2011. As of the date of this report, the Company has not experienced any liquidity problems in settling payables in the normal course of business or repaying the bank loans or notes payable when they become due.

To improve liquidity, the Company may explore new expansion opportunities and funding sources from which the management may consider seeking external funding and financing. At March 31, 2011, the Company has unused credit lines of approximately $30.4 million in total with two banks for short-term borrowings.

In May 2011, the Company obtained a written commitment from the Chief Executive Officer of the Company to provide working capital to the Company, if needed, in the form of notes payable or personal loans. There can be no assurance that the Chief Executive Officer will actually execute the commitment or has the ability to execute such commitment, if and when needed.

In May 2011, the Company signed supplemental agreements with certain contractors to extend approximately $15 million of the $32,274,255 purchase commitment payments over the next three years.

The Company entered into the loan agreements with its primary lenders including but not limited to the Agricultural Bank of China, Bank Austria Beijing and Bank of Rizhao.  As of March 31, 2011, we had an aggregate principal amount of $70,135,985 outstanding under both the long-term and short-term loan agreements, with maturities from April 2011 to July 2013 and interest rates from 3.80% to 9.88% per annum.  The loan agreements contain customary affirmative and negative covenants and are mainly guaranteed by third parties and individual persons or secured by a lien on our restricted cash, raw material inventories, and land use rights.  Historically, all debts due have been paid back by the Company on a timely manner.  All short-term bank loans are revolving loans whose terms (at due date of payment) are extended by the lender.  As of March 31, 2011, we were in material compliance with the terms of our loan agreements.  As such, management expects all unpaid short-term bank loan balances can be extended at the due dates, but reserves the right to negotiate with other banks on favorable terms.  Depending on the capital needs, the Company evaluates whether to apply for additional long-term bank loans when they are paid back. The Company currently has sufficient lines of credits in the amount of $30.4 million with the banks for short-term borrowings.

We have entered into the notes payable agreements with banks to the amount of $82,768,908 for bank acceptance notes.  As of March 31, 2011, we had an aggregate principal amount of $85,845,124 outstanding under the notes payable agreements, with maturities from April 2011 to September 2011 and are charged 0.05% of the principal for a total of $26,251  and interest expense of $0 for the three months ended March 31, 2011.

These bank notes are secured by the Company’s restricted cash of $60,862,498. Restricted cash represents time deposits reserved for settlement of the bank acceptance notes payable. The cash is held in the custody of the bank issuing the notes payable and is restricted as to withdrawal or use, and is currently earning interest. The restricted cash increased approximately $6.5 million in line with the increase of the notes payable during the three months ended March 31, 2011.

The bank acceptance notes payable agreements contain customary affirmative and negative covenants and are mainly guaranteed by the Company’s restricted cash and third parties.  Historically, all notes payable debts due have been paid back by the Company on a timely manner.  All notes payable are whose terms (at due date of payment) are extended by the lender.  As of March 31, 2011, we were in material compliance with the terms of our notes payable agreements.  As such, management expects all unpaid notes payable balances can be extended at the due date, but reserves the right to negotiate with other third parties on favorable terms.

The Company is not subject to any significant financial covenants and believes that the Company will meet all debt covenants currently in place.

Restrictions on receipt of dividends from and transfer of funds to, our PRC operating subsidiaries may be imposed.

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

Capital Resources

As of March 31, 2011, our total assets were $268,752,040 and our total liabilities were $184,371,137. Our debt to asset ratio, calculated as total liabilities (including short-term debt and payables) over total assets, was 0.6860. Our operating revenue was $18,417,150 reflecting a total asset turnover of 0.0685.

The Company currently generates its cash flow through operations and the Company believes that its cash flow generated from operations will be sufficient to sustain operations for the next twelve months.

Capital Expenditures

In 2010 and 2009, the Company entered certain agreements for purchases of certain licensed technology and equipment to be used in the butanediol project with a contract amount of $74,213,954.  As of March 31, 2011, the Company made payments of $39,015,552, for the butanediol project. The Company is required to pay the remaining purchase price of $32,274,255 and $2,924,148 in the next first year and second year, respectively. The amount paid is recorded in construction in progress. The Company used its working capital and borrowed money from a local bank to fund the project. The Company estimates completion of the project in 2012.

In May 2011, the Company signed supplemental agreements with certain contractors to extend approximately $15 million of the $32,274,255 purchase commitment payments over the next three years.  These supplemental agreements require approximately $8.2 million and $6.7 million to be paid in the second year and third year, respectively.

As of March 31, 2011, the Company entered into an agreement and made payments of $17,766,586 toward the purchase of a land use right and fixed assets from Zibo Eagle Textile Co., Ltd. The Company is required to pay the remaining purchase price of approximately $2,781,046 at the end of 2011.

Dividends

Our assets are predominately located inside the PRC.  Under the laws governing VIEs in the PRC, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules.  Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation.  Any liquidation is subject to both the relevant government agency’s approval and supervision as well the foreign exchange control.  Certain payments from our PRC subsidiary to us may be subject to PRC taxes, such as withholding income tax.  In addition regulations in the PRC currently permit payment of dividends of a PRC company only out of accumulated distributable after-tax profits as determined in accordance with its articles of association and the accounting standards and regulations of China.  Our PRC subsidiary is required to set aside at least 10% of its after-tax profit based on PRC accounting standards every year to a statutory surplus reserve fund until the aggregate amount of such reserve fund reaches 50% of the registered capital of each subsidiary.  We do not have any present plan to pay any cash dividends on our ordinary shares in the foreseeable future.  This generates additional risk for our investors in case of a dividend payment or liquidation.

Cash Flows

	March 31, 2011	March 31, 2010
Net cash provided by (used in)
Operating Activities	$5,891,866	$(741,296)
Investment Activities	$(5,147,637)	$(5,524,462)
Financing Activities	$(1,824,016)	$5,805,807

Net decrease in cash and cash equivalents	$(1,079,787)	$(459,951)

Effect of exchange rate changes on cash	$480,446	$(158,412)

Cash and cash equivalents at the beginning of the three month period	$3,260,299	$828,919

Net cash and cash equivalents at three month period end	$2,660,958	$210,556

Operating Activities

Net cash provided by operating activities was approximately $5.9 million for the three months ended March 31, 2011, which was primarily attributable to our net income of $3.2 million adjusted by a non-cash depreciation and amortization of $2.1 million, offset by increases in inventories of $1.2 million, lease income receivable of $1.8 million and customer deposits of $3.2 million, decreases in prepayments of goods of $2.6 million, accounts payable of $1.3 million and other payables and accrued liabilities of $1.6 million.

1) An increase of $3.2 million in customer deposits
The increase was due to two new customers’ prepayment of  $3 million to purchase raw materials from the Company.

2) A decrease of $2.6 million in prepayment of goods
The decrease was due to the raw materials received in the current period. $6.5 million of the prepayments for goods at March 31, 2011 has been utilized subsequent to March 31, 2011.

3) An increase of $1.8 million in lease income receivable
The increase was contributed by increased lease income of equipment for the three months ended March 31, 2011.

Investing Activities

Net cash used in investing activities was approximately $5.1 million for the three months ended March 31, 2011, which was primarily attributable to purchases of construction in progress of $11.0 million and offset by due from relates parties of $3.1 million and repayment of notes receivable of $2.7 million.

Financing Activities

Net cash used in financing activities was approximately $1.8 million for the three months ended March 31, 2011, which was primarily attributable from proceeds from notes payable of $55.6 million, proceeds of short-term bank loans in the amount of $20.0 million, offset by a restricted cash of $6.5 million, repayments of short-term bank loans of $22.2 million,  and repayments of notes payable in amount of $45.7 million, repayment of long-term bank loans of $1 million, and repayment of financial obligations, sale-leaseback of $1.9 million.

Off Balance-Sheet Financing Arrangements

The Company does not have any off-balance sheet financing arrangements.

Material Commitments/Tabular Disclosure of Contractual Obligations
	Payments Due by Period
		Less Than 1	1-3	3-5	More than 5
	Total	Year	Years	Years	Years
Bank Indebtedness
Short-term bank loans	$45,631,030	$45,631,030	$-	$-	$-
Interest payment of short-term bank loans	$1,479,211	$1,479,211	$-	$-	$-
Notes payable	$85,845,124	$85,845,124	$-	$-	$-
Long-term bank loans	$24,504,955	$7,458,030	$17,046,925	$-	-
Interest payment of long-term bank loans	$2,549,264	$1,553,101	$996,163	$-	$-

Operating Obligations
Land lease obligations	$1,337,604	$43,499	$86,998	$86,998	$1,120,109

Purchase Obligations
Purchase obligations of equipment	$35,198,403	$32,274,255	$2,924,148	$-	$-
Purchase obligations of land use right and fixed assets	$2,781,046	$2,781,046	$-	$-	$-

Capital Lease Obligations
Financial obligations, sale-leaseback, net	$14,943,483	$6,096,870	$8,846,613	$-	$-

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

During the most recent quarter ended March 31, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

N/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Chemical Corp.

May 16, 2011	By:	/s/ Lu Feng
Lu Feng
Chief Executive Officer
(Principle Executive Officer)

May 16, 2011	By:	/s/ Dean Huge
Dean Huge
Chief Financial Officer
(Principle Financial Officer)