Form 10-Q/A
period 2010-09-30
China Chemical Corp.
filed 2011-05-23
CIK 1445941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 to the Quarterly Report on Form 10-Q/A (the “Amendment”) to amend certain disclosure under Item 2 Management’s Discussion and Analysis of Financial Condition and Result of Operation in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2010 (our “Quarterly Report”), as amended by Amendment No. 1, filed on April 11, 2010.

All other information contained in our Quarterly Report remains unchanged.

This Amendment continues to speak as of the date of the Quarterly Report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment to reflect any events that occurred at a date subsequent to the filing of the Quarterly Report.  The filing of this Amendment is not a representation that any statements contained in items of the Quarterly Report other than that information being amended are true or complete as of any date subsequent to the date of the Quarterly Report.

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

The sales of maleic anhydride increased by 68.58% to $18,324,221 for the nine months ended September 30, 2010 from $10,870,005 for the nine months ended September 30, 2009. The increase in sales volume of 9.97% was due to the increased demand for the nine months ended September 30, 2010 from September 30, 2009.  The increase in sales price of 58.61% was due to the increase in average price per metric ton for the nine months ending September 30, 2010 and 2009, respectively.

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

China Chemical Corp.

May 23, 2011	By:	/s/ Lu Feng
Lu Feng
Chief Executive Officer
(Principle Executive Officer)

May 23, 2011	By:	/s/ Dean Huge
Dean Huge
Chief Financial Officer
(Principle Financial Officer)