Form 10-K/A
period 2010-12-31
China Chemical Corp.
filed 2011-05-23
CIK 1445941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer     ☐                                                                                                 Accelerated filer  ☐
Non-accelerated filer       ☐ (Do not check if a smaller reporting company)               Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

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

 DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

We are filing this Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) to amend certain disclosure in our Annual Report on Form 10-K for the year ended December 31, 2010, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2011 (our “Annual Report”)  .

The principal changes to our Annual Report are as follows:

•	We have checked the appropriate box on the cover page to indicate that we are a smaller reporting company.
•	We have disclosed our principal suppliers and the sources and availability of raw materials.
•	We have revised our disclosure regarding our employees.
•	We have revised the introductory paragraph under Risk Factors.
•
We have revised the heading for the risk factor “Because our contracts are individual purchase orders and not long-term agreements, the results of our operations can vary significantly from quarter to quarter.”

•	We have revised disclosure under Management’s Discussion and Analysis of Financial Condition.
•	We have revised our disclosure under Controls and Procedures.
•	We have revised the Summary Compensation Table.
•	We have included the agreement between the Company and Zibo Eagle Textile Co., Ltd. as an exhibit to this Amendment.
•	We have revised Note 1 and Note 2 to our Financial Statements.

All other information contained in our Annual Report remains unchanged.

This Amendment continues to speak as of the date of the Annual Report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment to reflect any events that occurred at a date subsequent to the filing of the Annual Report.  The filing of this Amendment is not a representation that any statements contained in items of the Annual Report other than that information being amended are true or complete as of any date subsequent to the date of the Annual Report.

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

O-xylene and Coking Benzene are readily available from a variety of suppliers. Set forth below is our principal suppliers for the year ended December 31, 2010

Below is the list of o-xylene suppliers:

Name	Available Metric tons
C&S Chemical Co., Ltd.	60,000
Jiangsu Shuntian International Trade import and export Co., Ltd.	10,000
Zhangjiagang Bonded Warehouse Nanguang International Trade Co., Ltd.	20,000
Guangdong Materials Group (Hong Kong) Co., Ltd.	10,000

Below is the list of coking benzene suppliers:

Name	Available Metric tons
Qingzhou Osinuo Chemical Co., Ltd.	25,000
Weifang Zhenxin Risheng Chemical Co., Ltd.	25,000
Shandong Rike Petrochemical Industry Co., Ltd.	25,000
Zouping Xincheng Chemical Industry Co., Ltd.	20,000
Tangshan Langshuo Commercial Trade Co., Ltd.	10,000

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

Employees

As of March 28, 2011, we have a total of approximately 176 full-time employees and skilled labor working in our offices and production facilities in the PRC. However, there can be no assurance that we will be able to maintain a prolonged good relationship with our existing or ex-employees and that no labor disruptions will occur in the future. Should any industrial action or labor unrest occur, our business operations could be adversely affected. The following table outlines the breakdown of the 176 employees:

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

ITEM 1A. RISK FACTORS

  You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

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

Because our contracts are individual purchase orders and not long-term agreements, the results of our operations can vary significantly from quarter to quarter. Additionally, our reliance upon a few customers for a significant percentage of our sales may impact our results of operations if they choose not to do further business with us.

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

Principles of Consolidation

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

As of December 31, 2010, the total assets of the consolidated VIE were $258 million, mainly comprising cash and cash equivalents, restricted cash, accounts receivable, plant and equipment, net, construction in progress and due from related parties.  As of December 31, 2010, the total liabilities of the consolidated VIE were $177 million, mainly comprising short-term bank loans, notes payable and long-term bank loans.  These balances are reflected in Company’s condensed consolidated financial statements with intercompany transactions eliminated. Under the contractual arrangements with the VIEs, the Company has the power to direct activities of the VIEs, and can have assets freely transferred out of the VIEs without any restrictions. Therefore, the Company considers that there is no asset in the VIE that can be used only to settle obligations of the VIE, except for its registered capital of $4.5 million and PRC statutory reserves of $1.9 million as of December 31, 2010. As the VIE is incorporated as a limited liability company under the PRC Company Law, creditors of the VIE do not have recourse to the general credit of the Company for any of the liabilities of the consolidated VIE.

Currently there is no contractual arrangement that requires the Company to provide additional financial support to the VIE. As the Company is conducting its business mainly through the VIE, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

The consolidated financial statements include the accounts of the Company and its subsidiaries and VIE.

Inter-company balances and transactions have been eliminated in consolidation.

Service fees are paid by Zibo Jiazhou Chemical to Zibo Costar Informational Consulting Co., Ltd. (“Zibo Costar”) which pays dividend through Gold Champ up to the Company. Our assets are predominately located inside China.  Under the laws governing VIEs in China, dividend distribution and liquidation are allowed but subject special procedures under the relevant laws and rules.  Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation.  Any liquidation is is subject to both the relevant government agency’s approval and supervision as well the foreign exchange control.  Certain payments from our PRC subsidiary to us may be subject to PRC taxes, such as withholding income tax.  In addition regulations in the PRC currently permit payment of dividends of a PRC company only out of accumulated distributable after-tax profits as determined in accordance with its articles of association and the accounting standards and regulations of China.  Our PRC subsidiary is required to set aside at least 10% of its after-tax profit based on PRC accounting standards every year to a statutory surplus reserve fund until the aggregate amount of such reserve fund reaches 50% of the registered capital of each subsidiary.  We do not have any present plan to pay any cash dividends on our ordinary shares in the foreseeable future.  This generates additional risk for our investors in case of a dividend payment or liquidation.

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

The sale of phthalic anhydride increased by 24.36% to $33,944,237 for the year ended December 31, 2010 from $27,296,046 for the year ended December 31, 2009. The increase in volume of 8.33% was due to the increase of demand for the year ended December 31, 2010 from December 31, 2009.  The increase in sales price of 16.03% was due to the increase in average price per metric ton for the year ended December 31, 2010.

The main reason for the increase in sales was the increase of sales volume during the last three months of 2010.  For the last three months of 2010, phthalic anhydride’s sales volume increased by 33% compared with the same period of 2009.

The sale of maleic anhydride increased by 56.84% to $26,842,072 for the year ended December 31, 2010 from $17,114,630 for the year ended December 31, 2009. The increase in volume of 8.21% was due to the increase of demand for the year ended December 31, 2010 from December 31, 2009.  The increase in sales price of 48.63% was due to the increase in average price per metric ton for the year ended December 31, 2010.

The main reason for the increase in sales was the increase of sales volume and sales price during the last three months of 2010.  For the last three months of 2010, maleic anhydride’s sales volume and sales price increased by 18% and 36%, respectively, compared with the same period of 2009.

The average sales price per metric ton is calculated by taking total sales divided by the sales volume for the year.  The average sales price of PA was $1,125 per metric ton in 2010.  The average sales price per metric ton for PA in 2010 increased $145 from the average sales price of $980 per ton in 2009.  The average sales price of MAH was $1,212 per metric ton in 2010.  The average sales price per metric ton for MAH in 2010 increased $376 from the average sales price of $836 per ton in 2009.

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

The corporate income tax rate applicable to the Company is 25%. However, in accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. For the Company, the first profitable year for income tax purposes as a foreign investment company was 2006. The tax rate to the Company is 12.5% for the years ended December 31, 2010 and 2009.

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

We have entered into the loan agreements with our primary lenders including but not limited to the Agricultural Bank of China, Bank Austria Beijing and Qishang Bank.  As of December 31, 2010, we had an aggregate principal amount of $73,037,883 outstanding under both the long-term and short-term loan agreements, with maturities from January 2011 to July 2013 and interest rates from 3.7844% to 9.8770% per annum.  The loan agreements contain customary affirmative and negative covenants and are mainly guaranteed by third parties and individual persons or secured by a lien on our restricted cash, raw material inventories, and land use rights.  Historically, all debts due have been paid back by the Company on a timely manner.  All short-term bank loans are revolving loans whose terms (at due date of payment) are extended by the lender.  As of December 31, 2010, we were in material compliance with the terms of our loan agreements.  As such, management expects all unpaid short-term bank loans balances can be extended at the due date, but reserves the right to negotiate with other banks on favorable terms.  Depending on the capital needs, the Company evaluates whether to apply for additional long-term bank loans when they are paid back. The Company currently has sufficient lines of credits in the amount of approximately $36 million with the banks for short-term borrowings.

We have entered into the notes payable agreements with banks to the amount of $75,546,569 for bank acceptance notes.  As of December 31, 2010, we had an aggregate principal amount of $75,546,569 outstanding under the notes payable agreements, with maturities from January 2011 to September 2011 and are charged 0.05% of the principal for a total of $37,773 and interest expense of $0 for the year ended December 31, 2010.  The bank acceptance notes payable agreements contain customary affirmative and negative covenants and are mainly guaranteed by the Company’s restricted cash and third parties.  Historically, all notes payable debts due have been paid back by the Company on a timely manner.  All notes payable are whose terms (at due date of payment) are extended by the lender.  As of December 31, 2010, we were in material compliance with the terms of our notes payable agreements.  As such, management expects all unpaid notes payable balances can be extended at the due date, but reserves the right to negotiate with other third parties on favorable terms.

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

The original term of credit was 3 months and the new longer term of credit is 6 months.  Since credit sales are only 42% of all sales it is deemed as valuable to Management for uninterrupted continuous sales of MAH. The Company feels that this extra time will help maintain strong growth right up to the first day of full operations of the BDO facility in early 2013.  At that time MAH will be used as feedstock and will no longer be sold. Approximately $11 Million of the accounts receivable balance has been collected subsequent to year-end.

2) An increase of $12 million in prepayments.
The increase was due to 1) the sales in 2010 increased and the Company estimated the sales will increase in 2011 as well. Therefore, the Company prepaid more to the vendors to meet the future demand of production; 2) the Company prepaid more to purchase raw materials for the new production for the new MA project completed at the end of 2010.

Prepayment of goods

The prepayment of goods represents the deposits for the raw material used in the processes of manufacturing maleic anhydride (“MAH”) and phthalic anhydride (“PA”). The balance has significantly increased due to the expansion of the MAH from 30,000 metric tons to 60,000 metric tons that was moved into the startup phase in October, 2010. This extra raw material supply is needed to insure enough supply to maintain operational performance and at a lower price.  Approximately $12 million of the prepayments for goods has been utilized subsequent to year-end.

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

These bank notes are secured by the Company’s restricted cash of $ 54,645,554. Restricted cash represents time deposits reserved for settlement of the bank acceptance notes payable. The cash is held in the custody of the bank issuing the notes payable and is restricted as to withdrawal or use, and is currently earning interest. The restricted cash increased approximately $26 million in line with the increase of the notes payable during the year ended December 31, 2010.

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

The estimated total cost of building the BDO facility is approximately $82million.  The costs that were expended through December 31, 2009 were $7 million. The costs that were expended in 2010 were $23 million.  The costs that will be expended for the year ending December 31, 2011 will be $25 million. The remainder of the purchase price of $25 million will be paid by the end of 2012.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

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

As of December 31, 2010, the total assets of the consolidated VIE were $258 million, mainly comprising cash and cash equivalents, restricted cash, accounts receivable, plant and equipment, net, construction in progress and due from related parties.  As of December 31, 2010, the total liabilities of the consolidated VIE were $177 million, mainly comprising short-term bank loans, notes payable and long-term bank loans.  These balances are reflected in Company’s condensed consolidated financial statements with intercompany transactions eliminated. Under the contractual arrangements with the VIEs, the Company has the power to direct activities of the VIEs, and can have assets freely transferred out of the VIEs without any restrictions. Therefore, the Company considers that there is no asset in the VIE that can be used only to settle obligations of the VIE, except for its registered capital of $4.5 million and PRC statutory reserves of $1.9 million as of December 31, 2010. As the VIE is incorporated as a limited liability company under the PRC Company Law, creditors of the VIE do not have recourse to the general credit of the Company for any of the liabilities of the consolidated VIE.

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

Accounts and notes receivable are carried at net realizable value. An allowance for doubtful accounts is recorded in the period when loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging and other factors. A receivable is written off after all collection efforts have ceased.  There is no provision for accounts receivable or notes receivable for the three months ended December 31, 2010 and 2009.

(h)	Prepayments for Goods

Prepayments for goods represent cash paid in advance to suppliers for purchases of raw materials. An estimate for doubtful accounts is made when realization of the full amount is no longer probable. At December 31, 2010 and 2009, the Company has an allowance for doubtful accounts of $159,538 and $155,329, respectively.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i)	Customer Deposits

Customer deposits consist of amounts paid to the Company in advance for the sale of products in the PRC. The Company receives these amounts and recognizes them as a current liability until the revenue can be recognized when the goods are delivered.

(j)	Property, Plant and Equipment

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

(k)	Construction in Progress

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

(l)	Capitalized Interest

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

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m)	Land Use Rights

According to the laws of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. The land use rights granted to the Company are being amortized using the straight-line method over the lease term from seven to fifty years.

(n)	Impairment of Long-Term Assets

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

(o)	Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers. Revenue is recognized when all of the following criteria are met:

-Persuasive evidence of an arrangement exists,
-Delivery has occurred or services have been rendered,
-The seller’s price to the buyer is fixed or determinable, and
-Collectability is reasonably assured.

(p)	Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to operations as incurred. Retirement benefits amounting to $65,257 and $61,914 were charged to operations for the years ended December 31, 2010 and 2009, respectively.

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(q)	Foreign Currency Translation

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

	December 31,	December 31,
	2010	2009
Year end RMB: US$ exchange rate	6.6026	6.8172
Average yearly RMB: US$ exchange rate	6.7099	6.8173

(r)	Income Taxes

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

(s)	Comprehensive Income

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

(t)	Earnings Per Share

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

CHINA CHEMICAL CORP.
(FORMERLY BOMPS MINING, INC.) AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(u)	Segment

The Company operates in one business segment, the design, development, manufacture, and commercialization of organic chemical materials, such as phthalic anhydride and maleic anhydride and their byproducts, mainly in the PRC. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer who, as of December 31, 2010, reviews the operating results when making decisions about allocating resources and assessing performance.

The Company had no sales outside of the PRC for the years ended December 31, 2010 and 2009.  As substantially all of the Company's long-lived assets and revenues are in and derived from the PRC, geographical segments are not presented.

(v)	Stock-Based Compensation

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

(w)	New Accounting Pronouncements

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of December 31, 2010, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

  (2) The Company pays bonuses annually.

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

10.6	Form of Proxy Letter dated September 30, 2010 (filed with 8-K filed on October 1, 2010 and incorporated herein by reference)
10.7	Agreement with Davy Process Technology Limited dated February 16, 2009 (filed with 8-K filed on October 1, 2010 and incorporated herein by reference)
10.8	Agreement with Hua Lu dated July 25, 2009(filed with 8-K filed on October 1, 2010 and incorporated herein by reference)
10.9	Loan Agreement With Agriculture Bank of China Zhou Cun Branch of Zibo Municipal (filed with 8-K filed on October 1, 2010 and incorporated herein by reference)
10.10	License Agreement dated January 11, 2006 with Institute of Coal Chemistry, Chinese Academy of Sciences (filed with 8-K filed on October 1, 2010 and incorporated herein by reference)
10.11	Plan of Repayment (filed with 10-K filed on April 12, 2011 and incorporated herein by reference)
10.12	Land Lease Agreement (filed with 10-K filed on April 12, 2011 and incorporated herein by reference)
10.13	Capital Lease Agreement (filed with 10-K filed on April 12, 2011 and incorporated herein by reference)
10.14	Land Sales Agreement between Zibo Eagle Textile Co., Ltd. and Zibo Jiazhou Chemical Co., Ltd.*
16.1	Letter from Kyle L. Tingle, CPA, LLC dated November 5, 2010 (filed with 8-K filed on November 5, 2010, and incorporated herein by reference)
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer*
32.2	Section 906 Certification of Principal Financial Officer*

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

Signature	Title	Date

/s/ Lu Feng	Chief Executive Officer and Chairman (Principal Executive Officer)	May 23, 2011
Lu Feng

/s/ Lu Lingliang	Director and Vice-Chairman	May 23, 2011
Lu Lingliang

/s/ Dean Huge	Chief Financial Officer	May 23, 2011
Dean Huge	(Principal Financial Officer)

/s/ Li Bin	Chief Accounting Officer	May 23, 2011
Li Bin	(Principal Accounting Officer)

/s/ Doug Cole	Director	May 23, 2011
Doug Cole

/s/ Chen Hui	Director	May 23, 2011
Chen Hui

/s/ Jared Wang	Director	May 23, 2011
Jared Wang