Form 10-K/A
period 2010-12-31
China Chemical Corp.
filed 2011-07-08
CIK 1445941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 2

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

 DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

We are filing this Amendment No. 2 to the Annual Report on Form 10-K/A (the “Amendment”) to amend certain disclosure under Item 2 Management’s Discussion and Analysis of Financial Condition and Result of Operation, Item 9A Controls and Procedures and disclosure regarding directors in our Annual Report on Form 10-K for the year ended December 31, 2010, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2011 and amended on May 23, 2011 (our “Annual Report”).

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment contains new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

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

There are no restrictions which limit the payment of dividends by the company except the restricted portion of retained earning of $1.857.451.

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

The Company has lengthened the accounts receivable period from 3 to 6 months for their best clients as a temporary action. Management’s decision is to provide its best clients with this extension as a way to help their working capital. The People’s Republic of China established a governmental policy that restricts any increases in working capital for all companies to slow down inflation. This is a temporary policy and the Company intends reduce the extension from 6 months to 3 months when the PRC’s policy is lifted. The Company will limit the number of customers that are offered longer credit terms so as not to affect the company’s liquidity and will not become a burden to the Company.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e), were effective, as of December 31, 2010, in ensuring that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The executive officers and directors of the Company are:

Name	Age	Positions with the Company
Lu Feng	50	Chief Executive Officer, President and Chairman of the Board of Directors
Lu Lingliang	63	Vice-Chairman of the Board of Directors
Yan Kai	53	Chief Operating and Administration Officer
Dean Huge	54	Chief Financial Officer and Treasurer
Zhang Lianjun	47	Chief Marketing Officer
Li Bin	34	Chief Accounting Officer
Doug Cole	55	Director
Chen Hui	55	Director
Fengzhen Zhou	53	Director

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

Fengzhen Zhou, Director. Fengzhen Zhou was appointed a director of the Company on July 7, 2011. Ms. Zhou has been the chief partner at Beijing Zhongliang Lujian Accounting Firm since July 2007. From January 2008 to June 2009, Ms. Zhou served as the manager of the professional guidance department at Beijing Longzhou Accounting Firm. From November 2000 to December 2007, Ms. Zhou was the project manager at Beijing Quanqi Accounting Firm.  Ms. Zhou received her bachelor degree in accounting from Tianjin University in 1981. Ms. Zhou is a certified public accountant in the People’s Republic of China and has many years’ experience in accounting and auditing.

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

Audit Committee

Doug Cole and Chen Hui currently serve on the Audit Committee. The Audit Committee’s duties are to recommend to our Board of Directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by independent public accountants, including their recommendations to improve the system of accounting and internal controls. The Audit Committee oversees the independent auditors, including their independence and objectivity. However, the committee members are not acting as professional accountants or auditors, and their functions are not intended to duplicate or substitute for the activities of management and the independent auditors. The Audit Committee is empowered to retain independent legal counsel and other advisors as it deems necessary or appropriate to assist the Audit Committee in fulfilling its responsibilities, and to approve the fees and other retention terms of the advisors. Our Audit Committee member possesses an understanding of financial statements and generally accepted accounting principles.

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

Nominating Committee

Lu Feng, Doug Cole, and Chen Hui currently serve on the Nominating Committee. The Nominating Committee considers and makes recommendations on matters related to the practices, policies and procedures of the board and takes a leadership role in shaping our corporate governance. As part of its duties, the Nominating Committee assesses the size, structure and composition of the board and its committees, coordinates evaluation of board performance and reviews board compensation. The Nominating Committee also acts as a screening and nominating committee for candidates considered for election to the board. The Nominating Committee considers, among other things, the diversity of potential board member’s backgrounds, including their professional experience, education, skills and other individual attributes in assessing their potential appointment to the board.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Lu Feng	9,866,675	32.9%
Lu Lingliang	7,941,785	26.5%
Yan Kai	40,000		*
Dean Huge	-	-
Zhang Lianjun	20,000		*
Li Bin	20,000		*
Doug Cole	15,000		*
Chen Hui	-	-
Fengzhen Zhou (2)	-	-
All such directors and executive officers as a group (9 persons)	17,903,460	59.7%
*Represents less than 1%

(1)            All shares are owned of record and beneficially. Except as otherwise noted, each shareholder’s address is c/o China Chemical Corp. Electric Power Road, Zhou Cun District, Zibo, People’s Republic of China.

(2)           Jared Wang resigned as director of the Company on March 10, 2011. Fengzhen Zhou was appointed director of the Company on July 7, 2011.

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

10.6	Form of Proxy Letter dated September 30, 2010 (filed with 8-K filed on October 1, 2010 and incorporated herein by reference)
10.7	Agreement with Davy Process Technology Limited dated February 16, 2009 (filed with 8-K filed on October 1, 2010 and incorporated herein by reference)
10.8	Agreement with Hua Lu dated July 25, 2009(filed with 8-K filed on October 1, 2010 and incorporated herein by reference)
10.9	Loan Agreement With Agriculture Bank of China Zhou Cun Branch of Zibo Municipal (filed with 8-K filed on October 1, 2010 and incorporated herein by reference)
10.10	License Agreement dated January 11, 2006 with Institute of Coal Chemistry, Chinese Academy of Sciences (filed with 8-K filed on October 1, 2010 and incorporated herein by reference)
10.11	Plan of Repayment (filed with 10-K filed on April 12, 2011 and incorporated herein by reference)
10.12	Land Lease Agreement (filed with 10-K filed on April 12, 2011 and incorporated herein by reference)
10.13	Capital Lease Agreement (filed with 10-K filed on April 12, 2011 and incorporated herein by reference)
10.14	Land Sales Agreement between Zibo Eagle Textile Co., Ltd. and Zibo Jiazhou Chemical Co., Ltd. (filed with 10-K/A filed on May 23, 2011 and incorporated herein by reference)
16.1	Letter from Kyle L. Tingle, CPA, LLC dated November 5, 2010 (filed with 8-K filed on November 5, 2010, and incorporated herein by reference)
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer*
32.2	Section 906 Certification of Principal Financial Officer*

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

Signature	Title	Date

/s/ Lu Feng	Chief Executive Officer and Chairman (Principal Executive Officer)	July 8, 2011
Lu Feng

/s/ Lu Lingliang	Director and Vice-Chairman	July 8, 2011
Lu Lingliang

/s/ Dean Huge	Chief Financial Officer	July 8, 2011
Dean Huge	(Principal Financial Officer)

/s/ Li Bin	Chief Accounting Officer	July 8, 2011
Li Bin	(Principal Accounting Officer)

/s/ Chen Hui	Director	July 8, 2011
Chen Hui