Form 10-Q/A
period 2011-03-31
China Chemical Corp.
filed 2011-07-08
CIK 1445941

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) to amend certain disclosure under Item 2 Management’s Discussion and Analysis of Financial Condition and Result of Operation in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2011 (our “Quarterly Report). We are also filing a copy of an agreement between the Company and ZJHP, dated March 26, 2011 as an exhibit to this Amendment.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), this Amendment contains new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbane-Oxley Act of 2002.

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

The sale of MAH increased by 47.75% to $9,016,640 for the three months ended March 31, 2011 from $6,102,581 for the three months ended March 31, 2010. The increase in sales volume of 31.02% was due to the increase of production capacity that went online for the three months ended March 31, 2011 from March 31, 2010.  The increase in sales price of 16.73% was due to the increase in average sales price per metric ton for the three months ended March 31, 2011 and March 31, 2010, respectively.

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

N/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1	Agreement of Repayment, dated March 26, 2011, between the Company and Zibo Jiazhou Heat & Power Co., Ltd.
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Chemical Corp.

July 8, 2011	By:	/s/ Lu Feng
Lu Feng
Chief Executive Officer
(Principle Executive Officer)

July 8, 2011	By:	/s/ Dean Huge
Dean Huge
Chief Financial Officer
(Principle Financial Officer)