Form 10-Q
period 2011-06-30
China Chemical Corp.
filed 2011-08-15
CIK 1445941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2011
or

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of August 15, 2011, the issuer had 30,015,000 outstanding shares of Common Stock, par value $0.0001.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010

CHINA CHEMICAL CORP.
AND SUBSIDIARIES

CONTENTS

PAGE	F - 3-4	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2011 AND DECEMBER 31, 2010 (UNAUDITED)

PAGE	F - 5	CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

PAGE	F - 6-7	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

PAGE	F - 7-38	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	June 30, 2011	December 31, 2010

CURRENT ASSETS
Cash and cash equivalents	$1,539,534	$3,260,299
Restricted cash	86,505,763	57,718,999
Accounts receivable	22,424,555	19,903,437
Inventories	10,222,966	10,306,029
Notes receivable	-	2,727,968
Prepayments for goods, net of allowance of $163,829 and $159,538 at June 30, 2011 and December 31, 2010, respectively	16,437,606	15,782,623
Prepaid expenses and other receivables	413,287	184,498
Lease income receivable	2,452,232	-
Due from a related party	5,605,957	19,640,240
Deferred taxes	76,855	105,476
Total current assets	145,678,755	129,629,569

LONG-TERM ASSETS
Plant and equipment, net	74,129,629	74,428,715
Construction in progress	65,361,721	32,151,137
Land use rights, net	3,167,718	3,224,995
Due from related parties	28,839,470	17,679,267
Initial cost for financial obligation, sale-leaseback	505,402	600,778
Deferred taxes	768,640	416,656
Total long-term assets	172,772,580	128,501,548

TOTAL ASSETS	$318,451,335	$258,131,117

See accompanying notes to condensed consolidated financial statements.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2011	December 31, 2010

CURRENT LIABILITIES
Accounts payable	$10,538,085	$4,972,972
Other payables and accrued liabilities	2,331,068	3,363,998
Short-term bank loans	45,436,910	47,593,169
Customer deposits	395,892	62,945
Notes payable	129,714,637	75,546,569
Income tax payable	2,332,009	2,917,250
Payable to contractors	572,749	633,522
Due to related parties	617,876	545,858
Current portion of financial obligations, sale-leaseback	6,381,633	5,892,988
Current portion of long-term bank loans	9,205,539	5,831,080
Total current liabilities	207,526,398	147,360,351

LONG-TERM LIABILITIES
Long-term portion of financial obligations, sale-leaseback	7,322,396	10,391,835
Long-term bank loans	14,620,562	19,613,634
Total long-term liabilities	21,942,958	30,005,469

TOTAL LIABILITIES	229,469,356	177,365,820

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.0001 par value, 80,000,000 shares authorized, 30,015,000 shares issued and outstanding at June 30, 2011 and December 31, 2010	3,002	3,002
Additional paid-in capital	12,184,672	12,184,672
Retained earnings (restricted portion is $1,857,451 at June 30, 2011 and December 31, 2010)	67,481,379	61,070,315
Accumulated other comprehensive income	9,312,926	7,507,308

TOTAL SHAREHOLDERS’ EQUITY	88,981,979	80,765,297

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$318,451,335	$258,131,117

See accompanying notes to condensed consolidated financial statements.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES	$28,917,194	$14,091,474	$46,630,491	$29,349,932
SALES OF STEAM TO A RELATED PARTY	877,572	1,557,878	1,529,859	3,138,623
COST OF GOODS SOLD	24,962,674	13,322,169	39,570,313	26,105,889

GROSS PROFIT	4,832,092	2,327,183	8,590,037	6,382,666

General and administrative expenses	644,360	351,547	1,086,825	616,432

Selling and distribution expenses	2,334	2,628	21,570	5,277

INCOME FROM OPERATIONS	4,185,398	1,973,008	7,481,642	5,760,957

OTHER INCOME (EXPENSES)

Lease income, net	813,385	707,375	1,616,821	1,414,645

Interest expense, net	(889,539)	(307,870)	(1,872,234)	(625,092)

Other (expense) income, net	(417,548)	(98,984)	219,036	(167,708)

INCOME BEFORE INCOME TAXES	3,691,696	2,273,529	7,445,265	6,382,802

INCOME TAX EXPENSE	(491,092)	(273,671)	(1,034,201)	(776,452)

NET INCOME	3,200,604	1,999,858	6,411,064	5,606,350

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	7,507,308	27,398	1,805,618	282,253

COMPREHENSIVE INCOME	$10,707,912	$2,027,256	$8,216,682	$5,888,603

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	30,015,000	19,867,000	30,015,000	19,867,000

NET INCOME PER SHARE BASIC AND DILUTED	$0.11	$0.10	$0.21	$0.28

See accompanying notes to condensed consolidated financial statements.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,411,064	$5,606,350
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,268,451	2,987,661
Deferred taxes	(319,585)	(57,344)
Amortization of initial cost of financial obligation, sales-leaseback	107,035	-
Amortization of financial obligations, sale-leaseback	1,013,081	27,458

Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	(2,521,118)	(2,063,414)
Inventories	83,063	(2,537,708)
Prepayments for goods	(654,983)	(10,354,482)
Prepaid expenses and other receivables	(228,789)	317,769
Lease income receivable	(2,452,232)	-
Due from a related party	(1,870,686)	(2,386,514)

Increase (Decrease) In:
Accounts payable	5,565,113	1,540,643
Other payables and accrued liabilities	(1,032,930)	823,786
Customer deposits	332,947	445,821
Income tax payable	(585,241)	349,128
Payable to contractors	(60,773)	(473,025)
Due to related parties	72,018	23,160
Net cash provided by (used in) operating activities	8,126,435	(5,750,711)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(232,527)	(244,403)
Purchases of construction in progress	(34,171,691)	(3,188,042)
Issuance of notes receivable	-	(1,104,439)
Repayments of notes receivable	2,754,101	246,408
Due from a related party	5,504,671	(5,156,717)
Net cash used in investing activities	(26,145,446)	(9,447,193)

See accompanying notes to condensed consolidated financial statements.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	$(28,786,764)	$(20,059,338)
Due from an employee	-	(4,431,533)
Proceeds from short-term bank loans	42,505,527	43,993,048
Repayments of short-term bank loans	(45,648,512)	(30,199,116)
Proceeds from notes payable	127,008,304	138,098,637
Repayments of notes payable	(75,079,290)	(113,703,630)
Repayments of long-term bank loans	(2,140,706)	-
Net proceeds from financial obligation, sale-leaseback	-	1,473,058
Repayments of financial obligations, sale-leaseback	(3,909,969)	(67,024)
Net cash provided by financing activities	13,948,590	15,104,102

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,070,421)	(93,802)
Effect of exchange rate changes on cash	2,349,656	270,279
Cash and cash equivalents at beginning of period	3,260,299	828,921

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,539,534	$1,005,398

SUPPLEMENTARY CASH FLOW INFORMATION:

Income taxes paid	$1,994,217	$491,771
Interest paid	$1,581,891	$1,006,084

SUPPLEMENTAL NON-CASH DISCLOSURES:

1. During the six months ended June 30, 2011 and 2010, $2,032,667 and $0, respectively, were transferred from construction in progress to plant and equipment.

See accompanying notes to condensed consolidated financial statements.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
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

On September 30, 2010, Zibo Costar entered into a series of contractual agreements (known as a “variable interest entity” (VIE) arrangement, with ZBJZ and its shareholders to govern Zibo Costar’s relationships with ZBJZ.  These contractual arrangements allow the Company to obtain effective control over ZBJZ through the ability to exercise all the rights of ZBJZ's shareholders, the rights to absorb substantially all of the economic residual benefits and the obligation to fund all of the expected losses of ZBJZ. Zibo Costar has been determined to be the primary beneficiary of ZBJZ because it is most closely associated with ZBJZ due to its obligation to provide unlimited financial support and its ability to determine strategic business decisions of ZBJZ through voting rights.  In accordance with SEC Regulation SX-3A-02 and Accounting Standards Codification ("ASC") Topic 810 ("ASC 810"), Consolidation, the Company, through Zibo Costar, consolidates the operating results of ZBJZ.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(UNAUDITED)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

The following financial statement amounts and balances of the VIE were included in the accompanying condensed consolidated financial statements：
	June 30, 2011	December 31, 2010

Cash and cash equivalents	$1,439,403	$3,156,242
Restricted cash	86,505,763	57,718,999
Accounts receivable	22,424,555	19,903,437
Inventories	10,222,966	10,306,029
Prepayments for goods	16,437,606	15,782,623
Other current assets	8,548,330	22,658,181
Total current assets	145,578,623	129,525,511

Plant and equipment, net	74,129,629	74,428,715
Construction in progress	65,361,721	32,151,137
Due from related parties	28,839,470	17,679,267
Other long-term assets	4,441,759	4,242,429
Total long-term assets	172,772,579	128,501,548
Total assets	$318,351,202	$258,027,059

Accounts payable	$10,538,085	$4,972,972
Short-term bank loans	45,436,910	47,593,169
Notes payable	129,714,637	75,546,569
Current portion of long-term bank loans	9,205,539	5,831,080
Other current liabilities	12,406,534	13,274,753
Total current liabilities	207,301,705	147,218,543

Long-term portion of financial obligations, sale-leaseback	7,322,396	10,391,835
Long-term bank loans	14,620,562	19,613,634
Total long-term liabilities	21,942,958	30,005,469
Total liabilities	$229,244,663	$177,224,012

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(UNAUDITED)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

	Six Months Ended June 30,
	2011	2010
Revenues	$48,160,350	$32,488,555
Cost of goods sold	39,570,313	26,105,889
(Expenses) income, net	(1,056,261)	136
Income before income taxes	7,533,776	6,382,802
Income tax expense	(1,034,201)	(776,452)
Net income	$6,499,575	$5,606,350

These balances are reflected in the Company’s condensed consolidated financial statements with intercompany transactions eliminated. Under the contractual arrangements with the VIEs, the Company has the power to direct activities of the VIEs, and can have assets freely transferred out of the VIEs without any restrictions. Therefore, the Company considers that there is no asset in the VIE that can be used only to settle obligations of the VIE, except for its registered capital of $4.5 million and PRC statutory reserves of $1.9 million as of June 30, 2011. As the VIE is incorporated as a limited liability company under the PRC Company Law, creditors of the VIE do not have recourse to the general credit of the Company for any of the liabilities of the consolidated VIE.

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
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
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

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c)	Concentrations

The Company has major customers who accounted for the following percentages of total revenues and accounts receivable:

Customers	Revenues Six Months Ended June 30,		Accounts Receivable
	2011	2010	June 30, 2011	December 31, 2010

Zibo Xinghua Resin Co., Ltd	19%	24%	42%	41%
Dongying Shengli Chemical Co., Ltd	18%	-	1%	-
Kaifeng Taihua Chemical Co., Ltd	5%	10%	-	1%
Shandong Rixin Co., Ltd	6%	2%	15%	-
Zhouping Ruichen Chem Co., Ltd	3%	-	10%	-

The Company has major suppliers who accounted for the following percentages of total purchases and accounts payable:

Suppliers	Purchases Six Months Ended June 30,		Accounts Payable
	2011	2010	June 30, 2011	December 31, 2010

Qingzhou Ousinuo Chemical Co., Ltd	20%	34%	-	-
Weifang Zhenxin Risheng Chemical Co., Ltd	11%	8%	-	-
Fuan Co., Ltd	14%	-	31%	-

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
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
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(UNAUDITED)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e)	Fair Value of Financial Instruments (Continued)

The carrying amounts of other financial assets and liabilities, such as accounts receivable, notes receivable, prepayments for goods, prepaid expenses and other receivables, lease income receivable, accounts payable, other payables and accrued liabilities, short-term bank loans, customer deposits, notes payable, income tax payable, payable to contractors, due to related parties, current portion of long-term bank loans and current portion of financial obligations, sale-leaseback approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term bank loans, financial obligations, sale-lease back and due from related parties is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term bank loans, financial obligation, sale-lease back and due from related parties was not significantly different from the carrying value at June 30, 2011.

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

Accounts and notes receivable are carried at net realizable value. An allowance for doubtful accounts is recorded in the period when loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging and other factors. A receivable is written off after all collection efforts have ceased.  There is no provision for accounts receivable or notes receivable for the six months ended June, 2011 and 2010.

(h)	Prepayment for Goods

Prepayments for goods represent cash paid in advance to suppliers for purchases of raw materials. An estimate for doubtful accounts is made when realization of the full amount is no longer probable. At June 30, 2011 and December 31, 2010, the Company has an allowance for doubtful accounts of $163,829 and $159,538, respectively.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i)	Capitalized Interest

The interest cost associated with debt relating to construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially completed or development activity is suspended for more than a brief period. Capitalized interest for the six months ended June 30, 2011 and 2010 was $860,881 and $706,287, respectively. See Notes 10 and 13.

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

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to operations as incurred. Retirement benefits amounting to $35,015 and $6,472 were charged to operations for the six months ended June 30, 2011 and 2010, respectively.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	June 30, 2011	December 31, 2010
Period end RMB: US$ exchange rate	6.4635	6.6026

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Average period RMB: US$ exchange rate	6.4999	6.8024	6.5399	6.8029

(m)	Comprehensive Income

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

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n)	Earnings Per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company does not have dilutive securities for the six months ended June 30, 2011 and 2010.

(o)	Segment

The Company operates in one business segment, the design, development, manufacture, and commercialization of organic chemical materials, such as phthalic anhydride and maleic anhydride and their byproducts, mainly in the PRC. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer who, as of June 30, 2011, reviews the operating results when making decisions about allocating resources and assessing performance.

The Company had no sales outside of the PRC for the six months ended June 30, 2011 and 2010.  As substantially all of the Company's long-lived assets and revenues are in and derived from the PRC, geographical segments are not presented.

(p)	New Accounting Pronouncements

There were no new accounting pronouncements not yet adopted by the Company that would have a material effect on the Company’s condensed consolidated financial statements as of June 30, 2011.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(UNAUDITED)
3. LIQUIDITY

The Company has a working capital deficit of $61,847,643 at June 30, 2011. This was in part due to the Company’s use of cash to purchase construction in progress. At June 30, 2011 the Company had $103 million of short-term bank loans, notes payable and current portion of long-term bank loans, net of the restricted cash of $81 million.

The Company currently generates its cash flow through operating income, and the Company had net income of $6,411,064 for the six months ended June 30, 2011. As of the date of this report, the Company has not experienced any liquidity problems in settling payables in the normal course of business or repaying the bank loans or notes payable when they become due.

To improve liquidity, the Company may explore new expansion opportunities and funding sources from which the management may consider seeking external funding and financing. At June 30, 2011, the Company has unused credit lines of approximately $44 million in total with two banks for short-term borrowings.

In May 2011, the Company obtained a written commitment from the CEO of the Company to provide working capital to the Company, if needed, in the form of notes payable or personal loans. There can be no assurance that the CEO will actually execute the commitment or has the ability to execute such commitment, if and when needed.

In May 2011, the Company signed supplemental agreements with certain contractors to extend approximately $15 million purchase commitment payments over the next three years.  See Note 16 (III).

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(UNAUDITED)

4. INVENTORIES

Inventories consist of the following:
	June 30, 2011	December 31, 2010

Raw materials	$4,970,229	$9,422,808
Work-in-progress	207,622	199,017
Finished goods	5,045,115	684,204
Total inventories	$10,222,966	$10,306,029

The net book value of $4,970,229 and $9,422,808 of raw materials inventory is pledged as collateral for a short-term bank loan at June 30, 2011 and December 31, 2010, respectively. See Note 11.

5. NOTES RECEIVABLE

Notes receivable consisted of the following:
	June 30, 2011	December 31, 2010

Due February, 2011 (Settled on the due date)	$-	$2,727,968
Total notes receivable	$-	$2,727,968

The notes receivable from unrelated companies were interest free.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(UNAUDITED)

6. RELATED PARTY TRANSACTIONS

(I) Current receivable due from a related party
			June 30, 2011	December 31, 2010
Zibo Jiazhou Heat and Power Co., Ltd. (“ZJHP”), no fixed repayment term, interest ($245,682), guaranteed by the vice chairman of the Company	a	)	$1,892,798	$19,640,240

ZJHP, due October 1, 2011, interest rate at 6% per annum, guaranteed by the vice chairman of the Company. The interest is paid quarterly starting June 30, 2011 till the principal is paid	a	)	3,713,159	-

Total current receivable due from a related party			$5,605,957	$19,640,240

(II) Long-term receivable due from related parties
			June 30, 2011	December 31, 2010
ZJHP, due May 1, 2015, interest rate at 6% per annum, guaranteed by the vice chairman of the Company. Principal is to be repaid every year in 4 unequal installments starting May 1, 2012. The interest is paid quarterly starting June 30, 2011 till the principal is paid	a	)	$10,779,866	$-

Zibo Eagle Textile Co., Ltd. (“Eagle”)	b	)	18,059,604	17,679,267

Total long-term receivable due from related parties			$28,839,470	$17,679,267

(III) Due To Related Parties
			June 30, 2011	December 31, 2010

Lu Feng	c	)	$393,247	$367,661
Due to employees	d	)	224,629	178,197
Total due to related parties			$617,876	$545,858

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(UNAUDITED)

6.  RELATED PARTY TRANSACTIONS (CONTINUED)

a) ZJHP is controlled by the vice chairman of the Company.

For the six months ended June 30, 2011 and 2010, the Company had transactions with ZJHP as follows:
	Six Months Ended June 30,
	2011	2010

Sales of steam to ZJHP	$1,529,859	$3,138,623
Lease of equipment to ZJHP	-	3,358,837
Purchases of electricity, water and high-pressured steam from ZJHP	1,670,550	1,160,129
Interest income from ZJHP	242,812	161,417

ZJHP generated the due from related party balances of $20,062,763 through the nonpayment of the current balances of the sales of steam and lease of equipment to ZJHP less the purchases of electricity starting in 2008. This balance was the amount build up over the time period from 2008 to December 31, 2010. On March 26, 2011, ZJHP signed an agreement to repay $20,062,763 to the Company within the next 5 years ending May 1, 2015. The amount due May 1, 2015 is payable in five unequal installments starting May 1, 2011. ZJHP repaid $5,504,671 of $20,062,763 in advance of its due date prior to June 30, 2011. For the six months ended June 30, 2011 and 2010, the interest income was $242,812 and $161,417, respectively.

On January 1, 2010, the Company signed a one year lease agreement for equipment and buildings with ZJHP with an annual rental fee of $6,717,723 for the six months ended June 30, 2010, the net lease income was $1,414,645, after deducting business tax of $167,942 and depreciation cost of $1,776,250. See Note 8.

b)  Eagle is controlled by the vice chairman of the Company. On December 23, 2007, the Company entered into an agreement with Eagle to purchase a land use right and fixed assets on the land with a total contract amount of $20,886,517. The balances represent deposits paid to Eagle, and they are refundable, if the land and fixed assets are not transferred to the Company. The Company is required to pay the remaining purchase price of approximately $2,826,913 at the end of 2011. The transaction is expected to be closed at the end of 2011.  See Note 16.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
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

7. PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	June 30, 2011	December 31, 2010

At cost:
Buildings	$3,388,466	$1,303,725
Machinery	3,820,621	3,516,104
Motor Vehicles	1,131,402	1,107,575
Office equipment	136,278	127,143
Leased fixed assets	44,639,263	43,699,158
Assets recorded under financial obligations, sale-leaseback	47,875,980	46,867,709
	100,992,010	96,621,414
Less : Accumulated depreciation
Buildings	$213,820	$169,051
Machinery	2,056,711	1,686,085
Motor Vehicles	506,073	430,040
Office equipment	62,540	51,757
Leased fixed assets	13,086,650	10,980,895
Assets recorded under financial obligations, sale-leaseback	10,936,587	8,874,871
	26,862,381	22,192,699
Plant and equipment, net	$74,129,629	$74,428,715

For the six months ended June 30, 2011 and 2010, depreciation expense was $4,143,274 and $2,867,323, respectively. See Notes 8 and 14.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(UNAUDITED)

8. OPERATING LEASES

On January 1, 2011 and 2010, the Company signed one year lease agreements for buildings and machinery with an unrelated company and ZJHP with an aggregate annual rental fee of $7,293,690 and 6,703,583, respectively. The Company leased the assets because the Company is not at an operating capacity to fully utilize the assets. The Company’s assets on operating leases by major classes consist of the following:

	June 30, 2011	December 31, 2010
At cost:
Buildings	$771,370	$755,125
Machinery	43,867,893	42,944,033
	44,639,263	43,699,158
Less : Accumulated depreciation
Buildings	112,656	94,528
Machinery	12,973,994	10,886,367
	13,086,650	10,980,895
Leased fixed assets, net	$31,552,613	$32,718,263

The lease income from the unrelated party was $1,616,821 for the six months ended June 30, 2011, which was recorded as a lease income receivable in the Company’s condensed consolidated balance sheets.

The January 1, 2010 lease with ZJHP expired and was not renewed. For the six months ended June 30, 2011 and 2010, the depreciation expense for the leased fixed assets was $1,847,681 and $1,776,250, respectively, which was netted in the Company’s statements of income and comprehensive income against lease income, net.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(UNAUDITED)

9. LAND USE RIGHTS, NET

Land use rights consist of the following:

	June 30, 2011	December 31, 2010

Cost of land use rights	$4,014,944	$3,930,389
Less: Accumulated amortization	847,226	705,394
Land use rights, net	$3,167,718	$3,224,995

Amortization expense for the six months ended June 30, 2011 and 2010 was $125,177 and $120,338, respectively.

Amortization expense for the next five years and thereafter is as follows:

Period ended June 30,	Amount
2012	$253,314
2013	253,314
2014	253,314
2015	52,855
2016	52,855
Thereafter	2,302,066
Total	$3,167,718

All of land use rights are pledged as collateral for a long-term bank loan at June 30, 2011 and December 31, 2010, respectively. See Note 13.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(UNAUDITED)

10. CONSTRUCTION IN PROGRESS

Construction in progress consists of the following:

	June 30, 2011	December 31, 2010

Buildings	$86,843	$1,877,304
Machinery	65,274,878	30,273,833
Total	$65,361,721	$32,151,137

Capitalized interest for the six months ended June 30, 2011 and 2010 was $860,881 and $706,287, respectively. See Note 13.

11. SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

	June 30, 2011	December 31, 2010

Huzxia Bank due May 24, 2012, monthly interest payment at 110% of 1-year benchmark interest rate per annum (6.94% at June 30, 2011), guaranteed by Zibo Lanyan Group Co., Ltd (“Lanyan”) (See Note 16)	$4,641,448	$-

Agricultural Bank of China Zhoucan Branch due May 18, 2012, monthly interest payment at 1-year benchmark interest rate per annum (6.31% at June 30, 2011), guaranteed by Shandong Jide Ecological Technology Co., Ltd. (“Jide”) (See Note 16)	1,547,149	-

Agricultural Bank of China Zhoucan Branch due March 20, 2012, monthly interest payment at 1-year benchmark interest rate per annum (6.31% at June 30, 2011), guaranteed by Jide (See Note 16)	4,177,303	-

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(UNAUDITED)
11.  SHORT-TERM BANK LOANS (CONTINUED)

	June 30, 2011	December 31, 2010

Bank of Austria Beijing due March 9, 2012, monthly interest payment at 130% of 1-year benchmark interest rate per annum (8.2% at June 30, 2011), guaranteed by the CEO of the Company (See Note 6), secured by raw materials inventory (See Note 4) and restricted cash	$7,735,747	$-

Bank of Rizhao due March 1, 2012, monthly interest payment at 120% of 1-year benchmark interest rate per annum (7.57% at June 30, 2011), guaranteed by Jide (See Note 16), the CEO of the Company (See Note 6) and secured by raw materials inventory (See Note 4)	4,641,448	-

Agricultural Bank of China Zhoucan Branch due February 15, 2012, monthly interest payment at 110% of 1-year benchmark interest rate per annum (6.94% at June 30, 2011), guaranteed by Jide (See Note 16)	1,933,937	-

CITIC Qingdao Branch due January 20, 2012, monthly interest payment at 112% of 1-year benchmark interest rate per annum (7.07% at June 30, 2011), guaranteed by the CEO of the Company (See Note 6) and secured by raw materials inventory (See Note 4)	4,641,448	-

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(UNAUDITED)

11.  SHORT-TERM BANK LOANS (CONTINUED)

	June 30, 2011	December 31, 2010

ICBC Zhoucan Branch due January 4, 2012, monthly interest payment at 5.81% per annum, guaranteed by Jide (See Note 16)	$1,547,149	$-

Qishang Bank due November 1, 2011, monthly interest payment at 10.30% per annum, guaranteed by Jide, Lanyan (See Note 16) and the CEO of the Company (See Note 6)	2,166,009	-

Qishang Bank due October 29, 2011, monthly interest payment at 9.88% per annum, guaranteed by Jide, Lanyan (See Note 16) and the CEO of the Company (See Note 6)	2,784,869	2,726,219

Agricultural Bank of China Zhoucan Branch due September 13, 2011, monthly interest payment at 6.25% per annum, guaranteed by Jide (See Note 16)	1,234,853	-

Agricultural Bank of China Zhoucan Branch due September 11, 2011, monthly interest payment at 5.85% per annum, guaranteed by Jide (See Note 16)	3,960,702	-

Agricultural Bank of China Zhoucan Branch due August 19, 2011, monthly interest payment at 5.85% per annum, guaranteed by Jide (See Note 16)	1,330,549	-

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(UNAUDITED)

11.  SHORT-TERM BANK LOANS (CONTINUED)

	June 30, 2011	December 31, 2010

Shanghai Pudong Development Bank due July 20, 2011, monthly interest payment at 110% of 1-year benchmark interest rate per annum (6.94% at June 30, 2011), guaranteed by Shandong Fengyang Group Co., Ltd (“Shandong Fengyang”) and the CEO of the Company (See Note 6) (Repaid on its due date)	$3,094,299	$3,029,133

Aggregate amount of loans due before June 30, 2011, all repaid on due dates	-	41,837,817
Total	$45,436,910	$47,593,169

Interest expense for short-term bank loans was $1,581,891 and $1,007,015 for the six months ended June 30, 2011 and 2010, respectively.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(UNAUDITED)

12.  NOTES PAYABLE

Notes payable consist of the following:
	June 30, 2011	December 31, 2010

Bank Acceptance Notes:
Due June 27, 2012, guaranteed by restricted cash	$1,856,579	$-
Due December 23, 2011, guaranteed by restricted cash and Zibo Deyuan Leather Co., Ltd (“Deyuan”)	3,094,299	-
Due December 21, 2011, guaranteed by restricted cash	3,094,299
Due December 21, 2011, guaranteed by restricted cash and Deyuan	6,188,598	-
Due December 17, 2011, guaranteed by restricted cash and Deyuan	6,188,598	-
Due November 27, 2011, guaranteed by restricted cash, raw material inventories and the CEO of the Company (See Note 6)	3,867,873	-
Due November 25, 2011, guaranteed by restricted cash	3,867,873	-
Due November 19, 2011, guaranteed by restricted cash	2,320,724	-
Due October 22, 2011, guaranteed by restricted cash	3,094,299	-
Due October 15, 2011, guaranteed by restricted cash and Deyuan	6,188,598	-
Due October 11, 2011, guaranteed by restricted cash, Deyuan and the CEO of the Company (See Note 6)	3,094,299	-
Due October 6, 2011, guaranteed by restricted cash and Deyuan	9,282,896	-
Due September 30, 2011, guaranteed by restricted cash	1,547,149	-
Due September 29, 2011, guaranteed by restricted cash	2,320,724	-
Due September 25, 2011, guaranteed by Jide (See Note 16) and restricted cash	3,403,729	3,332,046
Due August 26, 2011, guaranteed by restricted cash	10,953,818	-

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(UNAUDITED)

12.  NOTES PAYABLE (CONTINUED)
	June 30, 2011	December 31, 2010

Due August 21, 2011, guaranteed by restricted cash	$3,094,299	$-
Due August 15, 2011, guaranteed by restricted cash (Repaid on its due date)	4,641,448	-
Due July 26, 2011, guaranteed by Lanyan (See Note 16) and restricted cash (Repaid on its due date)	3,094,299	-
Due July 20, 2011, guaranteed by restricted cash (Repaid on its due date)	4,641,448	-
Due July 19, 2011, guaranteed by Lanyan (See Note 16) and restricted cash (Repaid on its due date)	6,188,598	-
Due July 18, 2011, guaranteed by Lanyan (See Note 16) and restricted cash (Repaid on its due date)	9,282,896	-
Due July 17, 2011, guaranteed by restricted cash (Repaid on its due date)	7,735,747	-
Due July 13, 2011, guaranteed by Jide (See Note 16) and restricted cash (Repaid on its due date)	928,290	908,740
Aggregate amount of notes due before June 30, 2011, all repaid on due dates	-	71,305,783
Subtotal	$109,971,380	$75,546,569

Notes Payable to Unrelated Companies:
Due July 17, 2011 (Repaid on its due date)	1,952,384
Due July 30, 2011 (Repaid on its due date)	17,790,873
Subtotal	19,743,257	-

Total	$129,714,637	$75,546,569

Bank acceptance notes payable represent short-term notes payable issued by financial institutions in connection with the Company’s purchases that entitle the Company’s suppliers to receive the full face amount from the financial institutions at maturity, which generally range from six to twelve months from the date of issuance. The notes payable were secured by the Company’s restricted cash of $79,813,213.

All the bank acceptance notes are subject to bank charges of 0.05% of the principal as a commission on each loan transaction. Bank charges for bank acceptance notes were $52,203 and $34,470 for the six months ended June 30, 2011 and 2010, respectively.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(UNAUDITED)
13.  LONG-TERM BANK LOANS

Long-term bank loans consist of the following:
	June 30, 2011	December 31, 2010

Agriculture Bank of China, due July 13, 2013, quarterly interest payment at 110% of 3 to 5 years benchmark interest rate per annum (6.842% at June 30, 2011), guaranteed by Zibo Fengyang Color Steel Co., Ltd. (“Zibo Fengyang”) (See Note 16) and secured by land use rights (See Note 9). Principal repaid every 3 months in 13 unequal installments from July 13, 2010.	$3,867,873	$3,786,416

Agriculture Bank of China, due July 13, 2013, quarterly interest payment at 110% of 3 to 5 years benchmark interest rate per annum (6.842% at June 30, 2011), guaranteed by Shandong Qingyuan Group Co., Ltd., Zibo Qingtian Properties Co., Ltd., Shangdong Qingtian Plastic Industry Co., Ltd., and Shandong Qingyuan Asphalt Technology Co., Ltd.. Principal repaid every 3 months in 13 unequal installments from July 13, 2010.	15,471,495	15,145,663

Agriculture Bank of China, due July 13, 2013, quarterly interest payment at 110% of 3 to 5 years benchmark interest rate per annum (6.842% at June 30, 2011), guaranteed by Zibo Fengyang and secured by land use rights (See Note 9). Principal repaid every 3 months in 13 unequal installments from July 13, 2010.	4,486,733	6,512,635
Total long-term bank loans	23,826,101	25,444,714

Less: current portion	9,205,539	5,831,080

Long-term portion	$14,620,562	$19,613,634

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(UNAUDITED)

13.  LONG-TERM BANK LOANS (CONTINUED)

The interest expense for six months ended June 30, 2011 and 2010 of $860,881 and $706,287, respectively, was capitalized in construction in progress. See Note 10.

The repayment schedule for the long-term bank loans is as follows:

Period ended June 30,	Amount
2012	$9,205,539
2013	14,311,132
2014	309,430
Total	$23,826,101

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
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(UNAUDITED)

14.  FINANCIAL OBLIGATIONS, SALE-LEASEBACK (CONTINUED)

Under the sale-leaseback agreement B, machinery was sold for $18,174,796 and concurrently, the Company leased the machinery back for $18,174,796 with a weighted-average annual interest rate of 12.11%, payable in periodic installments through November 2013. Of the $18,174,796 selling price, $15,448,577 was received in cash, and the remaining balance of $2,726,219 was treated as a security deposit to be applied to the last five lease payments.  The financial obligation under the sale-leaseback was reduced by the $2,726,219 security deposit. The initial cost for the financial obligation is $649,803 and is being amortized over the term of the lease. For six months ended June 30, 2011, $144,401 of amortization of initial cost was recognized as interest expense.  The transaction was accounted for as a financing arrangement, wherein the property remains on the Company’s books and continues to be depreciated. A financial obligation in the amount of $15,448,577, representing the net proceeds of the financial obligations, was recorded under “Financial obligations, sale-leaseback” in the Company’s condensed consolidated balance sheets, and is being reduced based on lease payments under the financial obligation. The Company has an option to purchase the machinery for $15,146 at the expiration date of the lease.

	June 30, 2011	December 31, 2010

Financial obligations, sale-leaseback	$15,682,381	$19,224,977
Less: Accumulated amortization	1,978,352	2,940,154
Financial obligations, sale-leaseback, net	13,704,029	16,284,823

Less: Current portion	6,381,633	5,892,988
Long-term portion	$7,322,396	$10,391,835

As of June 30, 2011, future minimum payments required under non-cancellable sale-leaseback are:

Period ended June 30,	Amount
2012	$7,819,543
2013	7,680,300
Thereafter	182,538
Total minimum lease payments	15,682,381

Less: Amount representing interest	1,978,352
Present value of net minimum lease payments	$13,704,029

Amortization of the financial obligations for the six months ended June 30, 2011 and 2010 was $1,013,081 and $27,458, respectively.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(UNAUDITED)

15.  TAXES

(I) Corporation Income Tax (“CIT”)

The CIT rate applicable to our subsidiaries and VIE is 25%. However, in accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. For the Company, the first profitable year for income tax purposes as a foreign investment company was 2006. The Company was awarded the High-Tech Enterprise Award which entitles the Company a favourable tax rate of 15% for the year ended December 31, 2011. The tax rate for ZBJZ was 15% and 12.5% for the six months ended June 30, 2011 and 2010, respectively.

Effective January 1, 2007, the Company adopted FASB ASC 740-10. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

In June 2006, the FASB issued FASB ASC 740-10 which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FASB ASC 740-10 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more likely than not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. At the date of adoption, and as of June 30, 2011, the Company does not have a liability for unrecognized tax benefits. There was no effect on financial condition or results of operations as a result of implementing FASB ASC 740-10.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(UNAUDITED)

15.  TAXES (CONTINUED)

Income tax expense for the six months ended June 30, 2011 and 2010 are summarized as follows:

	Six Months Ended June 30,
	2011	2010

Current CIT expense	$(1,353,786)	$(833,796)
Deferred CIT benefit	319,585	57,344
Income tax expense	$(1,034,201)	$(776,452)

The Company’s income tax expense differs from the “expected” tax expense as follows:

	Six Months Ended June 30,
	2011	2010

Computed “expected” expense (25%)	$(1,861,316)	$(1,595,701)
Favorable tax rate effect	744,527	797,850
Permanent differences	82,588	21,399
Income tax expense	$(1,034,201)	$(776,452)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010

Deferred tax assets (liabilities):
Current:
General and administrative expenses	$28,783	$47,818
Cost of goods sold	85,279	48,125
Interest expenses	(42,407)	3,978
Other operating expenses	5,200	5,555
Subtotal	76,855	105,476
Non-current:
Amortization	156,084	92,268
Depreciation	612,556	324,388
Subtotal	768,640	416,656

Net deferred tax assets	$845,495	$522,132

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
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

The VAT payable balances of $844,849 and $2,132,437 at June 30, 2011 and December 31, 2010, respectively, are included in other payables and accrued expenses in the accompanying condensed consolidated balance sheets.

(III) Tax Holiday

For the six months ended June 30, 2011 and 2010 the PRC corporate income tax rate was 25%. The Company was entitled to the favourable tax rate of 15% and 12.5% for the six months ended June 30, 2011 and 2010, respectively.

The combined effects of the favourable tax rate available to the Company for the six months ended June 30, 2011 and 2010 are as follows:

	Six Months Ended Jun 30,
	2011	2010

Tax holiday effect	$(744,527)	$(797,850)
Basic net income per share excluding tax holiday effect	$0.19	$0.24

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(UNAUDITED)

16.  COMMITMENTS AND CONTINGENCIES

(I) Contingencies

As of June, 2011, the Company provided corporate guarantees for bank loans borrowed by Lanyan, Zibo Fengyang and Jide, which are incorporated in the PRC. As a part of the corporate guarantees, Lanyan, Zibo Fengyang and Jide also provided cross guarantees for the short-term bank loans of $24,395,679, the bank acceptance notes of $12,996,055 and the long-term bank loan of $8,354,606 borrowed by the Company. See Notes 11, 12 and 13. If Lanyan, Zibo Fengyang or Jide defaults on the repayment of their bank loans, the Company is required to repay the outstanding balance. As of June 30, 2011, the guarantee provided for the bank acceptance notes and bank loans borrowed by Lanyan, Zibo Fengyang and Jide was approximately $17,018,643, which consists of the following:

Due August 30, 2011	$4,641,448
Due September 9, 2011	3,094,299
Due September 14, 2011	1,547,149
Due November 30, 2011	7,735,747
Total	$17,018,643

A default by Lanyan, Zibo Fengyang or Jide is considered remote by management. No liability for the guarantor's obligation under the guarantees was recognized as of June 30, 2011.

(II) Lease Commitments

In April 2007, the Company signed a land lease agreement with Zhoucun District People’s Government Zhoujia Community Committees (“Committees”). The Company leased land from Committees for 35 years. The annual lease fee for the land is RMB 286,500 (approximately $44,326). For the six months ended June 30, 2011 and 2010, the lease expense was $21,904 and $21,057, respectively.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(UNAUDITED)
16.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

(II) Lease Commitments (Continued)

As of June 30, 2011, the Company has an outstanding commitment with respect to the non-cancellable operating lease for the land as follows:

Period ended June 30,	Amount
2012	$44,326
2013	44,326
2014	44,326
2015	44,326
2016	44,326
Thereafter	1,130,309
Total	$1,351,939

(III) Capital Commitments

In 2011, 2010 and 2009, the Company entered certain agreements for purchases of certain licensed technology, steel frames and equipment to be used in the butanediol project with a contract amount of $102,901,394. As of June 30, 2011, the Company made payments of $65,274,878, for the butanediol project. The Company is required to pay the remaining purchase price of $29,723,793 and $13,661,329 in the next first year and second to third year, respectively. The amount paid is recorded in construction in progress. The Company used its working capital and borrowed money from a local bank to fund the project. The Company estimates completion of the project in 2012.

As of June 30, 2011, the Company entered into an agreement and made payments of $18,059,604 toward the purchase of a land use right and fixed assets from Eagle. The Company is required to pay the remaining purchase price of approximately $2,826,914 at the end of 2011. Also see Note 6.

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

Our Company currently has the capacity to produce 60,000 tons of MAH per year and 50,000 tons of PA per year. For the six months ended June 30, 2011, our total revenues were $46,630,491.

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

Significant Accounting Policies and Management Estimates

This section should be read together with the Summary of Significant Accounting Policies included under Note 2 to the financial statements included in the Form 10-K filed on March 30, 2011.

China Chemical Corp. (formerly Bomps Mining, Inc.) was incorporated in the state of California on July 16, 2008. Effective September 24, 2010, Bomps Mining, Inc. changed its name to China Chemical Corp. (“CHCC” or the “Company”).

Gold Champ Consultants Limited, a Hong Kong corporation (“Gold Champ”) is a holding company whose asset is 100% of the registered capital of Zibo Costar Information Consulting Co., Ltd. (“Zibo Costar”), a wholly-foreign owned enterprise (“WFOE”) organized under the laws of the PRC.

Zibo Jiazhou Chemical Industry Co., Ltd., a limited liability enterprise organized under the laws of the PRC (“ZBJZ”) is a manufacturing company that is based in Shandong, PRC. It is principally engaged in the manufacturing of organic chemical compounds.

On September 30 2010, we entered into a Share Exchange Agreement with Gold Champ and the shareholders of Gold Champ (the “share exchange”).  As a result of the share exchange, we acquired 100% of the issued and outstanding capital of Gold Champ in exchange for 19,861,700 shares of our common stock, par value $0.0001 per share, thereby providing the former shareholders of Gold Champ approximately 66% equity ownership in the Company at September 30, 2010. Thus, Gold Champ became our wholly owned subsidiary.

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

We believe that our contractual arrangements with ZBJZ, the VIE, are in compliance with PRC laws and legally enforceable.  The shareholders of the VIE are also shareholders of the Company except YLL Investment Group which is the non-controlling shareholder of Zibo Costar and therefore have no current interest in seeking to act contrary to the contractual arrangements.  However, uncertainties in the PRC legal system could limit the Company’s ability enforce these contractual arrangements and if the shareholders of the VIE were to reduce their interest in the Company, their interests may diverge from that of the Company and it may potentially increase the risk that they would seek to act contrary to the contractual terms, for example by influencing the VIE not to pay the service fees when required to do so.

The following financial statement amounts and balances of the VIE were included in the accompanying condensed consolidated financial statements：

	June 30, 2011	December 31, 2010

Cash and cash equivalents	$1,439,403	$3,156,242
Restricted cash	86,505,763	57,718,999
Accounts receivable	22,424,555	19,903,437
Inventories	10,222,966	10,306,029
Prepayments for goods	16,437,606	15,782,623
Other current assets	8,548,330	22,658,181
Total current assets	145,578,623	129,525,511

Plant and equipment, net	74,129,629	74,428,715
Construction in progress	65,361,721	32,151,137
Due from related parties	28,839,470	17,679,267
Other long-term assets	4,441,759	4,242,429
Total long-term assets	172,772,579	128,501,548
Total assets	$318,351,202	$258,027,059

Accounts payable	$10,538,085	$4,972,972
Short-term bank loans	45,436,910	47,593,169
Notes payable	129,714,637	75,546,569
Current portion of long-term bank loans	9,205,539	5,831,080
Other current liabilities	12,406,534	13,274,753
Total current liabilities	207,301,705	147,218,543
Long-term portion of financial obligations, sale-leaseback	7,322,396	10,391,835
Long-term bank loans	14,620,562	19,613,634
Total long-term liabilities	21,942,958	30,005,469
Total liabilities	$229,244,663	$177,224,012

	Six Months Ended June 30,
	2011	2010
Revenues	$48,160,350	$32,488,555
Cost of goods sold	39,570,313	26,105,889
(Expenses) income, net	(1,056,261)	136
Income before income taxes	7,533,776	6,382,802
Income tax expense	(1,034,201)	(776,452)
Net income	$6,499,575	$5,606,350

These balances are reflected in the Company’s condensed consolidated financial statements with intercompany transactions eliminated. Under the contractual arrangements with the VIE, the Company has the power to direct activities of the VIE, and can have assets freely transferred out of the VIE without any restrictions. Therefore, the Company considers that there is no asset in the VIE that can be used only to settle obligations of the VIE, except for its registered capital of $4.5 million and PRC statutory reserves of $1.9 million as of June 30, 2011. As the VIE was incorporated as a limited liability company under the PRC Company Law, creditors of the VIE do not have recourse to the general credit of the Company for any of the liabilities of the consolidated VIE.

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

At June 30, 2011, the Company provided no reserve against accounts receivable. Management’s estimate of no reserve on accounts receivable at June 30, 2011 was based on the aged nature of these accounts receivable. In making its judgment, management assessed its customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

At June 30, 2011, the Company provided an allowance against its prepayments for goods amounting to $163,829. Management’s estimate of the appropriate reserve on the prepayments for goods at June 30, 2011 was based on the aged nature of these prepayments for goods. In making its judgment, management assessed its suppliers’ ability to continue to provide goods or repayment their outstanding debts on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

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

New Accounting Pronouncements

There were no new accounting pronouncements not yet adopted by the Company that would have a material effect on the Company’s condensed consolidated financial statements as of June 30, 2011.

RESULTS OF OPERATIONS

For The Three Months Ended June 30, 2011 and 2010

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our statements of operations for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,						Comparisons
	2011	Percentage of Revenues		2010	Percentage of Revenues		Change in Amount	Change in Percentage
REVENUES	$28,917,194	100.00%		$14,091,474	100.00%		$14,825,720	105.21%
SALES STEAM TO A RELATED PARTY	877,572	3.03%		1,557,878	11.06%		(680,306)	(43.67	) %
COST OF GOODS SOLD	24,962,674	86.32%		13,322,169	94.54%		11,640,505	87.38%
GROSS PROFIT	4,832,092	16.71%		2,327,183	16.51%		2,504,909	107.64%
General and administrative expenses	644,360	2.23%		351,547	2.49%		292,813	83.29%
Selling and distribution expenses	2,334	0.01%		2,628	0.02%		(294)	(11.19	) %
INCOME FROM OPERATIONS	4,185,398	14.47%		1,973,008	14.00%		2,212,390	112.13%
OTHER INCOME (EXPENSES)
Lease income, net	813,385	2.81%		707,375	5.02%		106,010	14.99%
Interest expense, net	(889,539)	(3.08	) %	(307,870)	(2.18	) %	(581,669	188.93%
Other expense, net	(417,548)	(1.44	) %	(98,984)	(0.70	) %	(318,564	321.83%
INCOME BEFORE INCOME TAXES	3,691,696	12.77%		2,273,529	16.13%		1,418,167	62.38%
INCOME TAX EXPENSE	(491,092)	(1.7	) %	(273,671)	(1.94	) %	(217,421)	79.45%
NET INCOME	$3,200,604	11.07%		$1,999,858	14.19%		$1,200,746	60.04%

Revenues

The Company’s revenue for the three months ended June 30, 2011 was $28,917,194, which represented an increase of 105.21% from $14,091,474 for the same period in the prior year. The increase was due to the increase in the sales price of MAH and PA as compared to the same period of last year.

The sales of PA decreased by 26% to $5,860,886 for the three months ended June 30, 2011 from $7,876,041 for the three months ended June 30, 2010. The decrease in sales volume of 37% was due to the decrease of production volume for the three months ended June 30, 2011 from June 30, 2010.  The increase in sales price of 11% was due to the increase in the average sales price per metric ton for the three months ended June 30, 2011.

The production volume of PA decreased by 22% to 5,779 metric tons for the three months ended June 30, 2011 from 7,368 metric tons for the three months ended June 30, 2010. This was due to our strategy to reduce the production of PA and increase the production of MAH because MAH has a higher price and higher margins than PA in the market.

The sales of MAH increased by 86% to $10,222,379 for the three months ended June 30, 2011 from $5,505,732 for the three months ended June 30, 2010. The increase in sales volume of 67% was due to the increase of production capacity and market demand.  The increase in sales price of 19% was due to the increase in the average sales price per metric ton for the three months ended June 30, 2011 and 2010.

The production volume of MAH increased by 60% to 7,978 metric tons for the three months ended June 30, 2011from 4,987 metric tons for the three months ended June 30, 2010. This was due to the increase in our production capacity that went on line in January 2011.

The average sales price per metric ton is calculated by taking total sales divided by the sales volume for PA and MAH for the three months ended June 30, 2011 and 2010, respectively.

Sales of Steam to A Related Party

Sales of steam to a related party for the three months ended June 30, 2011 was $877,572 which is 3.03% of total revenues and represents a 43.67% decrease as compared to $1,557,878 which is 11.06% of total revenues for the three months ended June 30, 2010. Before April 2011, the Company sold all its steam to the related party. From April 2011, the Company sold 40% of its steam to a third party. Therefore the sales of steam to a related party decreased as compared to the same period of last year.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2011 was $24,962,674 which is 86.32% of total revenues and represents an 87.38% increase as compared to $13,322,169 which is 94.54% of total revenues for the three months ended June 30, 2010. The increase was due to an increase in the price of raw materials as compared to the same period of last year.

The decrease in volume of the raw material, o-xylene, used for the production of PA was 37% due to the decrease in production for the three months ended June 30, 2011 from June 30, 2010.  The decrease in cost of o-xylene was 34% due to the increase of 3% in the average price per metric ton for the three months ended June 30, 2011.

The increase in volume of the raw material, coking benzene, used for the production of MAH was 67% due to the increase of production for the three months ended June 30, 2011 from June 30, 2010.  The increase in cost of coking benzene of 76% was due to the increase of 9% in the average price per metric ton for the three months ended June 30, 2011 as compared to the same period in 2010.

Cost of goods sold as a percentage of revenue may fluctuate in the future. The main cost driver is the raw materials, o-xylene and coking benzene, which attribute approximately 90% of the cost of goods sold.  This fluctuation may primarily be due to changes in the price of raw materials, which can have a significant impact on the cost of goods sold.

Gross Profit

The Company’s gross profit increased by $2,504,909, or 107.64%, to $4,832,092 for the three months ended June 30, 2011 as compared to $2,327,183 for the three months ended June 30, 2010. The increase was due to an increase in sales price as compared to the same period of last year.

Operating Income

The Company’s operating income for the three months ended June 30, 2011 increased 112.13% to $4,185,398 from $1,973,008 reported for the three months ended June 30, 2010. The increase was due to an increase in sales price as compared to the same period of last year.

Operating Expenses

General and administrative expenses

The Company incurred general and administrative expenses of $644,360 for the three months ended June 30, 2011, representing an increase of $292,813, or 83.29%, as compared to $351,547 for the three months ended June 30, 2010. The increase was primarily due to 1) urban maintenance and construction tax, additional education fee and additional local education fee of $0.1 million based on value-added tax, which was imposed by the State Administration of Taxation from the beginning of 2011; 2) an increase in costs associated with property insurance of $0.1 million and employee welfare of $0.1 million paid by the Company compared to the same period of last year.

Selling and distribution expenses

The Company incurred selling and distribution expenses of $2,334 for the three months ended June 30, 2011, representing a decrease of $294, or 11.19%, as compared to $2,628 for the three months ended June 30, 2010.

Lease Income

The Company has lease income, net of $813,385 for the three months ended June 30, 2011, representing an increase of $106,010, or 14.99%, as compared to $707,375 for the three months ended June 30, 2010. The increase was due to the increase in the rental fee.

Interest Expense, Net

Interest expense for the three months ended June 30, 2011 was $889,539 which represents a 188.93% increase from $307,870 for the same period of last year. The increase of $581,669 was mainly due to the increase of $0.5 million in amortization of financial obligations during this period.

Other Expense, Net

Other expense for the three months ended June 30, 2011was $417,548, which represents a 321.83% increase from $98,984 for the three months ended June 30, 2010. The increase was due to the increase of $0.3 million in bank charges for increased borrowing from banks in this period.

Income Tax Expense

The Company incurred income tax expense of $491,092, for the three months ended June 30, 2011, an increase of $217,421, or 79.45%, as compared to income tax expense of $273,671 for the three months ended June 30, 2010. This was attributable to the increase in income before income tax. Our effective tax rate was 15% and 12.5% for the three months ended June 30, 2011 and 2010, respectively.

The CIT rate applicable to ZBJZ is 25%. However, in accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. For ZBJZ the first profitable year for income tax purposes as a foreign investment company was 2006. Therefore, ZBJZ had a favourable income tax rate of 12.5% for the year ended December 31, 2010. ZBJZ was awarded the High-Tech Enterprise Award which entitles ZBJZ to a favourable tax rate of 15% for the years from 2011 to 2013. The tax rate for ZBJZ was 15% and 12.5% for the three months ended June 30, 2011 and 2010, respectively.

Net Income

The Company’s net income of $3,200,604, for the three months ended June 30, 2011 represented an increase of $1,200,746, or 60.04%, as compared to $1,999,858, for the three months ended June 30, 2010. This increase was due to the increase in the sales price as compared to the same period of last year.

For the Six Months Ended June 30, 2011 and 2010.

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our statements of operations for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,						Comparisons
	2011	Percentage of Revenues		2010	Percentage of Revenues		Change in Amount	Change in Percentage
REVENUES	$46,630,491	100.00%		$29,349,932	100.00%		$17,280,559	58.88%
SALES OF STEAM TO A RELATED PARTY	1,529,859	3.28%		3,138,623	10.69%		(1,608,764)	(51.26	) %
COST OF GOODS SOLD	39,570,313	84.86%		26,105,889	88.95%		13,464,424	51.58%
GROSS PROFIT	8,590,037	18.42%		6,382,666	21.75%		2,207,371	34.58%
General and administrative expenses	1,086,825	2.33%		616,432	2.1%		470,393	76.31%
Selling and distribution expenses	21,570	0.05%		5,277	0.02%		16,293	308.75%
INCOME FROM OPERATIONS	7,481,642	16.04%		5,760,957	19.63%		1,720,685	29.87%
OTHER INCOME (EXPENSES)
Lease income, net	1,616,821	3.47%		1,414,645	4.82%		202,176	14.29%
Interest expense, net	(1,872,234)	(4.02	) %	(625,092)	(2.13	) %	(1,247,142)	199.51%
Other income (expense), net	219,036	0.47%		(167,708)	(0.57	) %	386,744	(230.61	) %
INCOME BEFORE INCOME TAXES	7,445,265	15.97%		6,382,802	21.75%		1,062,463	16.65%
INCOME TAX EXPENSE	(1,034,201)	(2.22	) %	(776,452)	(2.65	) %	(257,749)	33.20%
NET INCOME	$6,411,064	13.75%		$5,606,350	19.10%		$804,714	14.35%

Revenues

The Company's revenue for the six months ended June 30, 2011 was $46,630,491, which represented an increase of 58.88% from $29,349,932 for the same period in the prior year. The increase was due to the increase in sales of MAH as compared to the same period of last year.

The sales of PA decreased by 18% to $12,745,541 for the six months ended June 30, 2011 from $15,497,828 for the six months ended June 30, 2010. The decrease was due to the decrease in production volume for the six months ended June 30, 2011 from June 30, 2010.

The production volume of PA decreased by 23% to 11,874 metric tons for the six months ended June 30, 2011 from 15,449 metric tons for the six months ended June 30, 2010. The decrease was due to our strategy to reduce the production of PA and increase the production of MAH because MAH has a higher sales price and higher margins than PA in the market.

The sales of MAH increased by 65% to $19,240,469 for the six months ended June 30, 2011 from $11,629,258 for the six months ended June 30, 2010. The increase in sales volume of 48% was due to the increase of our production capacity and market demand.  The increase in sales price of 17% was due to the increase in the average sales price per metric ton for the six months ended June 30, 2011.

The production volume of MAH increased by 60% to 15,753 metric tons for the six months ended June 30, 2011 from 9,865 metric tons for the six months ended June 30, 2010. The increase was due to the increase in our production capacity that went on line in January 2011.

The average sales price per metric ton is calculated by taking total sales divided by the sales volume for PA and MAH for the six months ended June 30, 2011 and 2010, respectively.

Sales of Steam to A Related Party

Sales of steam to a related party for the six months ended June 30, 2011was $1,529,859 which is 3.28% of total revenues and represents a 51.26% decrease as compared to $3,138,623 which is 10.69% of total revenues for the six months ended June 30, 2010. Before April 2011, the Company sold all its steam to the related party. From April 2011, the Company sold 40% of its steam to a third party. Therefore the sales of steam to the related party decreased as compared to the same period of last year.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2011 was $39,570,313 which is 84.86% of total revenues and represents a 51.58% increase as compared to $26,105,889 which is 88.95% of total revenues for the six months ended June 30, 2010. The increase was due to an increase in the price of raw materials as compared to the same period of last year.

The decrease in volume of the raw material, o-xylene, used for the production of PA was 28% due to the decrease in production for the six months ended June 30, 2011 from June 30, 2010. The increase in cost of o-xylene was 11% due to the increase in the average price per metric ton for the six months ended June 30, 2011.

The increase in volume of the raw material, coking benzene, used for the production of MAH was 48% due to the increase of production for the six months ended June 30, 2011 from June 30, 2010.  The increase in cost of coking benzene of 16% was due to the increase in the average price per metric ton for the six months ended June 30, 2011 as compared to the same period in 2010.

Cost of goods sold as a percentage of revenues may fluctuate in the future. The main cost driver is the raw materials, o-xylene and coking benzene, which attribute approximately 90% of the cost of goods sold.  This fluctuation may primarily be due to changes in the price of raw materials, which can have a significant impact on the cost of goods sold.

Gross Profit

The Company’s gross profit increased by $2,207,371, or 34.58%, to $8,590,037 for the six months ended June 30, 2011 as compared to $6,382,666 for the six months ended June 30, 2010. The increase was due to an increase in sales price as compared to the same period of last year.

Operating Income

The Company’s operating income for the six months ended June 30, 2011 increased 29.87% to $7,481,642 from $5,760,957 reported for the six months ended June 30, 2010. The increase was due to an increase in sales price as compared to the same period of last year.

Operating Expenses

General and administrative expenses

The Company incurred general and administrative expenses of $1,086,825 for the six months ended June 30, 2011, representing an increase of $470,393, or 76.31%, as compared to $616,432 for the six months ended June 30, 2010. The increase was primarily due to 1) urban maintenance and construction tax, additional education fee and additional local education fee of $0.1 million based on value-added tax, which was imposed by the State Administration of Taxation from the beginning of 2011; 2) an increase in consulting fees of $0.2 million and employee welfare of $0.1 million paid by the Company compared to the same period of last year.

Selling and distribution expenses

The Company incurred selling and distribution expenses of $21,570 for the six months ended June 30, 2011, representing an increase of $16,293, or 308.75%, as compared to $5,277 for the six months ended June 30, 2010. We paid more transportation expenses for some new customers during the six months ended June 30, 2011 than the same period of 2010. Usually, all the transportation expenses are paid by customers.  We only pay the transportation expenses for certain new customers.

Lease Income

The Company has lease income, net of $1,616,821 for the six months ended June 30, 2011, representing an increase of $202,176, or 14.29%, as compared to $1,414,645 for the six months ended June 30, 2010. The increase was due to the increase in the rental fee.

Interest Expense, Net

Interest expense for the six months ended June 30, 2011 was $1,872,234 which represents a 199.51% increase from $625,092 for the same period of last year. The increase of $1,247,142 was mainly due to the increase of $0.3 million in interests on bank loans and the increase of $1 million in amortization of financial obligations during this period.

Other Income (Expense), Net

Other income for the six months ended June 30, 2011 was $219,036, which represents a 230.61% increase from $(167,708) for the six months ended June 30, 2010. The increase was due to the foreign exchange gain of $0.7 million on the restricted cash of 1 million in Euro, and the increase of $0.3 million in bank charges for increased borrowing from banks in this period.

Income Tax Expense

The Company incurred income tax expense of $1,034,201, for the six months ended June 30, 2011, an increase of $257,749, or 33.20%, as compared to income tax expense of $776,452 for the six months ended June 30, 2010. This was attributed to the increase in income before income tax. Our effective tax rate was 15% and 12.5% for the six months ended June 30, 2011 and 2010, respectively.

The corporate income tax (“CIT”) rate applicable to ZBJZ is 25%. However, in accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. For ZBJZ the first profitable year for income tax purposes as a foreign investment company was 2006. Therefore, ZBJZ had a favourable income tax rate of 12.5% for the year ended December 31, 2010. ZBJZ was awarded the High-Tech Enterprise Award which entitles ZBJZ to a favourable tax rate of 15% for the years from 2011 to 2013. The tax rate for ZBJZ was 15% and 12.5% for the six months ended June 30, 2011 and 2010, respectively.

Net Income

The Company’s net income of $6,411,064, for the six months ended June 30, 2011 represented an increase of $804,714, or 14.35%, as compared to $5,606,350, for the six months ended June 30, 2010. This increase was due to the increase in the sales price as compared to the same period of last year.

LIQUIDITY AND CAPITAL RESOURCES FOR THE SIX MONTHS ENDED JUNE 30, 2011

Liquidity

The Company has a working capital deficit of $61,847,643 at June 30, 2011. This was in part due to the Company’s use of cash for construction in progress. At June 30, 2011 the Company had approximately $103 million of short-term bank loans, notes payable and current portion of long-term bank loans, net of the restricted cash of $81 million.

The Company currently generates its cash flow through operating income, and the Company had net income of $6,411,064 for the six months ended June 30, 2011. As of the date of this report, the Company has not experienced any liquidity problems in settling payables in the normal course of business or repaying the bank loans or notes payable when they become due.

To improve liquidity, the Company may explore new expansion opportunities and funding sources from which the management may consider seeking external funding and financing. At June 30, 2011, the Company has unused credit lines of approximately $44 million in total with two banks for short-term borrowings.

In May 2011, the Company obtained a written commitment from the CEO of the Company to provide working capital to the Company, if needed, in the form of notes payable or personal loans. There can be no assurance that the CEO will actually execute the commitment or has the ability to execute such commitment, if and when needed.

In May 2011, the Company signed supplemental agreements with certain contractors to extend approximately $15 million purchase commitment payments over the next three years.

The Company entered into the loan agreements with its primary lenders including but not limited to the Agricultural Bank of China, Bank Austria Beijing and Bank of Rizhao.  As of June 30, 2011, we had an aggregate principal amount of $69 million outstanding under both the long-term and short-term loan agreements, with maturities from July 2011 to July 2013 and interest rates from 5.81% to 10.30% per annum.  The loan agreements contain customary affirmative and negative covenants and are mainly guaranteed by third parties and individual persons or secured by a lien on our restricted cash, raw material inventories, and land use rights.  Historically, all debt due has been paid back by the Company on a timely manner.  All short-term bank loans are revolving loans whose terms (at due date of payment) are extended by the lender.  As of June 30, 2011, we were in compliance with the terms of our loan agreements.  As such, management expects all unpaid short-term bank loan balances can be extended at the due dates, but reserves the right to negotiate with other banks on more favorable terms.  Depending on the capital needs, the Company evaluates whether to apply for additional long-term bank loans when they are paid back. The Company currently has sufficient lines of credit in the amount of $44 million with the banks for short-term borrowings.

             As of June 30, 2011, we had an aggregate principal amount of $110 million outstanding under the notes payable agreements, with maturities from July 2011 to June 2012 and we were charged 0.05% of the principal for a total of $52,203 and interest expense of $0 for the six months ended June 30, 2011.

These bank notes are secured by the Company’s restricted cash of $80 million.  Restricted cash represents time deposits reserved for settlement of the bank acceptance notes payable. The cash is held in the custody of the bank issuing the notes payable and is restricted as to withdrawal or use, and is currently earning interest. The restricted cash increased approximately $29 million in line with the increase of the notes payable during the six months ended June 30, 2011.

The bank acceptance notes payable agreements contain customary affirmative and negative covenants and are mainly guaranteed by the Company’s restricted cash and third parties.  Historically, all notes payable debt due has been paid back by the Company on a timely manner.  The terms of all notes payable (at due date of payment) are extended by the lender.  As of June 30, 2011, we were in compliance with the terms of our notes payable agreements.  As such, management expects all unpaid notes payable balances can be extended at the due date, but reserves the right to negotiate with other third parties on more favorable terms.

The Company is not subject to any significant financial covenants and believes that the Company will meet all debt covenants currently in place.

Capital Resources

As of June 30, 2011, our total assets were $318,451,335 and our total liabilities were $229,469,356. Our debt to asset ratio, calculated as total liabilities (including short-term debts and payables) over total assets, was 0.7206. Our operating revenue was $48,160,350 reflecting a total asset turnover of 0.1512.

  The Company currently generates its cash flow through operations and the Company believes that its cash flow generated from operations will be sufficient to sustain operations for the next twelve months.

Capital Expenditures

In 2011, 2010 and 2009, the Company entered certain agreements for purchases of certain licensed technology, steel frames and equipment to be used in the butanediol project with a contract amount of $102,901,394. As of June 30, 2011, the Company made payments of $65,274,878, for the butanediol project. The Company is required to pay the remaining purchase price of $29,723,793 and $13,661,329 in the next first year and second to third year, respectively. The amount paid is recorded in construction in progress. The Company used its working capital and borrowed money from a local bank to fund the project. The Company estimates completion of the project in 2012.

As of June 30, 2011, the Company entered into an agreement and made payments of $18,059,604 toward the purchase of a land use right and fixed assets from Zibo Eagle Textile Co., Ltd. (“Eagle”).  The Company is required to pay the remaining purchase price of approximately $2,826,914 at the end of 2011.

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

Cash Flows

	June 30, 2011	June 30, 2010
Net cash provided by (used in)
Operating Activities	$8,126,435	$(5,750,711)
Investment Activities	$(26,145,446)	$(9,447,193)
Financing Activities	$13,948,590	$15,104,102
Net decrease in cash and cash equivalents	$(4,070,421)	$(93,802)

Effect of exchange rate changes on cash	$2,349,656	$270,279

Cash and cash equivalents at the beginning of the six months period	$3,260,299	$828,921

Net cash and cash equivalents at six months period end	$1,539,534	$1,005,398

Operating Activities

Net cash provided by operating activities was approximately $8 million for the six months ended June 30, 2011, which was primarily attributable to our net income of $6 million adjusted by a non-cash depreciation and amortization of $4 million and an amortization of financial obligations, sale-leaseback of $1 million, offset by the increase in accounts receivable of $3 million, the lease income receivable of $2 million, due from a related party of $2 million and the accounts payable of $6 million, decreases in other payables and accrued liabilities of $1 million.

1) An increase of $3 million in accounts receivable

The increase was due to 1) the Company offered a longer credit period to its best customers to help them to improve their liquidity due to a tightening monetary policy the People’s Republic of China adopted for this year; 2) The increased sales in 2011 also led to the increase in accounts receivable.

We extend the credit term from three to six months to our best customers. We perform ongoing credit evaluations of our customers’ financial condition and generally have no difficulties in collecting our payments. There is no significant impact of extended credit term for certain customers on the Company’s liquidity.

2) An increase of $2 million in lease income receivable

The increase was contributed by increased lease income of equipment for the six months ended June 30, 2011.

3) An increase of $2 million in due from a related party

The Company sold steam of $2 million to Zibo Jiazhou Heat and Power Co., Ltd. (“ZJHP”), a related party. The Company also purchased electricity power, water and high-pressure steam of $2 million from ZJHP, and over 90% of the payable for the purchase was settled in this period.

4) An increase of $6 million in accounts payable

The increase was mainly due to the purchase of more raw materials to meet the demand of production.

Investing Activities

Net cash used in investing activities was approximately $26 million for the six months ended June 30, 2011, which was primarily attributable to construction in progress of $34 million and offset by proceeds from related parties of $6 million and repayment of notes receivable of $3 million.

Financing Activities

Net cash provided by financing activities was approximately $14 million for the six months ended June 30, 2011, which was primarily attributed by proceeds of short-term bank loans of $43 million, proceeds of notes payable of $127 million, offset by a restricted cash of $29 million, repayments of short-term bank loans of $46 million, repayments of notes payable of $75 million, repayments of long-term bank loans of $2 million, and repayment of financial obligations, sale-leaseback of $4 million.

Off Balance-Sheet Financing Arrangements

The Company does not have any off-balance sheet financing arrangements.

Material Commitments/Tabular Disclosure of Contractual Obligations

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Bank Indebtedness
Short-term bank loans	$45,436,910	$45,436,910	$-	$-	$-
Interest payment of short-term bank loans	$1,933,713	$1,933,713	$-	$-	$-
Notes payable	$129,714,637	$129,714,637	$-	$-	$-
Long-term bank loans	$23,826,101	$9,205,539	$14,620,562	$-	$-
Interest payment of long-term bank loans	$2,167,348	$1,177,383	$989,965	$-	$-

Operating Obligations
Land lease obligations	$1,351,939	$44,326	$88,652	$88,652	$1,130,309

Purchase Obligations
Purchase obligations of equipment	$43,385,122	$29,723,793	$13,661,329	$-	$-
Purchase obligations of land use right and fixed assets	$2,826,914	$2,826,914	$-	$-	$-

Capital Lease Obligations
Financial obligations, sale-leaseback, net	$13,704,029	$6,381,633	$7,322,396	$-	$-

Interest Rates Risk

The Company is exposed to market risk from floating interest rates, which could impact its results of operations and financial condition. The Company minimizes market risk via its operating and financing activities. As of June 30, 2011, the Company’s debt consisted of $56,238,880 in short-term and long-term loans at various margins above the benchmark interest rate. For the six months ended June 30, 2011, actual interest rates on the outstanding debt ranged from 5.81% to 10.30%. The weighted average interest rate was 7.31%.

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

Changes in Internal Control over Financial Reporting

During the most recent quarter ended June 30, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

N/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer *
32.2	Section 906 Certification of Principal Financial Officer *
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.LAB	XBRL Taxonomy Extension Labels Linkbase **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

* The Exhibits attached to this report shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

** Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 2011 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these unaudited condensed consolidated financial statements tagged as blocks of text.

The XBRL related information in Exhibits 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Chemical Corp.

August 15, 2011	By:	/s/ Lu Feng
Lu Feng
Chief Executive Officer
(Principle Executive Officer)

August 15, 2011	By:	/s/ Bin Li
Bin Li
Chief Financial Officer
(Principle Financial Officer)