Form 10-Q
period 2011-09-30
China Chemical Corp.
filed 2011-11-14
CIK 1445941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2011
or

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

As of November 14, 2011, the issuer had 30,015,000 outstanding shares of Common Stock, par value $0.0001.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA CHEMICAL CORP.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

CHINA CHEMICAL CORP.

AND SUBSIDIARIES

CONTENTS

PAGE	F – 3-4	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010 (UNAUDITED)

PAGE	F – 5-6	CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

PAGE	F – 7-8	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

PAGE	F – 9-41	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	September 30, 2011	December 31, 2010

CURRENT ASSETS
Cash and cash equivalents	$3,251,585	$3,260,299
Restricted cash	93,541,765	57,718,999
Accounts receivable	26,599,702	19,903,437
Inventories	16,801,285	10,306,029
Notes receivable	-	2,727,968
Prepayments for goods, net of allowance of $177,785 and $159,538 at September 30, 2011 and December 31, 2010, respectively	14,138,751	15,782,623
Prepaid expenses and other receivables	445,893	184,498
Lease income receivable	4,347,656	-
Due from a related party	6,584,676	19,640,240
Deferred taxes	-	105,476
Total current assets	165,711,313	129,629,569

LONG-TERM ASSETS
Plant and equipment, net	72,859,503	74,428,715
Construction in progress	61,465,310	32,151,137
Land use rights, net	3,140,835	3,224,995
Due from related parties	29,178,040	17,679,267
Initial cost for financial obligation, sale-leaseback, net	456,550	600,778
Deferred taxes	821,426	416,656
Total long-term assets	167,921,664	128,501,548

TOTAL ASSETS	$333,632,977	$258,131,117

See accompanying notes to condensed consolidated financial statements.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2011	December 31, 2010
CURRENT LIABILITIES
Accounts payable	$14,242,514	$4,972,972
Other payables and accrued liabilities	2,021,945	3,363,998
Short-term bank loans	47,365,534	47,593,169
Customer deposits	1,339,125	62,945
Notes payable	123,756,649	75,546,569
Income tax payable	3,184,264	2,917,250
Payable to contractors	662,785	633,522
Due to related parties	10,922,781	545,858
Deferred taxes	60,808	-
Current portion of financial obligations, sale-leaseback	5,986,529	5,892,988
Current portion of long-term bank loans	10,957,189	5,831,080
Total current liabilities	220,500,123	147,360,351

LONG-TERM LIABILITIES
Long-term portion of financial obligations, sale-leaseback	5,677,673	10,391,835
Long-term bank loans	12,052,908	19,613,634
Total long-term liabilities	17,730,581	30,005,469

TOTAL LIABILITIES	238,230,704	177,365,820

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.0001 par value, 80,000,000 shares authorized, 30,015,000 shares issued and outstanding at September 30, 2011 and December 31, 2010	3,002	3,002
Additional paid-in capital	12,184,672	12,184,672
Retained earnings (restricted portion is $1,857,451 at September 30, 2011 and December 31, 2010)	72,828,422	61,070,315
Accumulated other comprehensive income	10,386,177	7,507,308

TOTAL SHAREHOLDERS’ EQUITY	95,402,273	80,765,297

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$333,632,977	$258,131,117

See accompanying notes to condensed consolidated financial statements.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES:
Phthalic anhydride production line	$6,565,670	$9,644,787	$22,453,415	$26,169,640

Aleic anhydride production line	23,147,074	8,038,603	53,870,692	21,022,576

Sales of steam to a related party	744,215	1,382,511	2,276,467	4,539,200

TOTAL REVENUES	30,456,959	19,065,901	78,600,574	51,731,416

COST OF GOODS SOLD	23,722,927	14,938,547	63,296,542	41,188,906

GROSS PROFIT	6,734,032	4,127,354	15,304,032	10,542,510

General and administrative expenses	614,698	348,420	1,704,818	966,770

Selling and distribution expenses	3,274	2,980	24,973	8,286

INCOME FROM OPERATIONS	6,116,060	3,775,954	13,574,241	9,567,454

OTHER INCOME (EXPENSES)

Lease income from a related party, net	-	713,564	-	2,136,161

Lease income, net	825,643	-	2,444,481	-

Interest expense, net	(758,258)	(689,710)	(2,704,368)	(1,481,236)

Other income, net	113,785	6,236	402,016	1,106

See accompanying notes to condensed consolidated financial statements.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

INCOME BEFORE INCOME TAXES	6,297,230	3,806,044	13,716,370	10,223,485

INCOME TAX EXPENSE	(928,010)	(403,445)	(1,958,263)	(1,184,237)

NET INCOME	5,369,220	3,402,599	11,758,107	9,039,248

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	7,507,308	938,679	2,878,869	1,220,932

COMPREHENSIVE INCOME	$12,876,528	$4,341,278	$14,636,976	$10,260,180

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	30,015,000	19,867,000	30,015,000	19,867,000

NET INCOME PER SHARE BASIC AND DILUTED	$0.18	$0.17	$0.39	$0.45

See accompanying notes to condensed consolidated financial statements.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,758,107	$9,039,248
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,472,857	4,588,875
Deferred taxes	(234,814)	(217,549)
Amortization of initial cost of financial obligation, sales-leaseback	161,827	-
Amortization of financial obligations, sale-leaseback	1,457,499	108,627

Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	(6,696,265)	(350,212)
Inventories	(6,495,256)	(1,616,906)
Prepayments for goods	1,643,872	(15,878,333)
Prepaid expenses and other receivables	(261,395)	301,146
Lease income receivable	(4,347,656)	-
Due from a related party	(2,784,385)	(3,412,947)

Increase (Decrease) In:
Accounts payable	9,269,542	3,793,898
Other payables and accrued liabilities	(1,342,053)	1,997,760
Customer deposits	1,276,180	(171,816)
Income tax payable	267,014	861,573
Payable to contractors	29,263	(1,353,017)
Due to related parties	204,924	59,776
Net cash provided by (used in) operating activities	10,379,261	(2,249,877)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(234,372)	(341,668)
Purchases of construction in progress	(29,850,979)	(13,787,367)
Issuance of notes receivable	-	(1,111,826)
Repayments of notes receivable	2,775,960	1,185,816
Due from a related party	5,548,363	2,276,521
Net cash used in investing activities	(21,761,028)	(11,778,524)

See accompanying notes to condensed consolidated financial statements.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	$(35,822,766)	$(36,115,604)
Due to a related party	10,171,999	-
Due from an employee	-	(4,531,047)
Proceeds from short-term bank loans	53,800,106	55,811,564
Repayments of short-term bank loans	(55,594,318)	(41,387,568)
Proceeds from notes payable	197,928,759	193,911,870
Repayments of notes payable	(152,953,210)	(153,048,288)
Repayments of long-term bank loans	(3,236,545)	(295,959)
Net proceeds from financial obligation, sale-leaseback	-	1,492,960
Repayments of financial obligations, sale-leaseback	(6,544,210)	(271,719)
Net cash provided by financing activities	7,749,815	15,566,209

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,631,952)	1,537,808
Effect of exchange rate changes on cash	3,623,238	1,304,496
Cash and cash equivalents at beginning of period	3,260,299	828,921

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,251,585	$3,671,225

SUPPLEMENTARY CASH FLOW INFORMATION:

Income taxes paid	$2,026,413	$574,512
Interest paid	$2,588,360	$1,693,508

SUPPLEMENTAL NON-CASH DISCLOSURES:

1. During the nine months ended September 30, 2011 and 2010, $2,032,667 and $0, respectively, were transferred from construction in progress to plant and equipment.

See accompanying notes to condensed consolidated financial statements.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
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

On September 30, 2010, CHCC entered into a Share Exchange Agreement (the “share exchange”) with Gold Champ and the shareholders of Gold Champ.  As a result of the share exchange, CHCC acquired 100% of the issued and outstanding capital of Gold Champ in exchange for 19,861,700 shares of CHCC’s common stock, par value $0.0001, thereby providing the former shareholders of Gold Champ approximately 66% ownership equity in CHCC at September 30, 2010.

On September 30, 2010, Zibo Costar entered into a series of contractual agreements (known as a “variable interest entity” (VIE) arrangements, with ZBJZ and its shareholders to govern Zibo Costar’s relationships with ZBJZ.  These contractual arrangements allow the Company to obtain effective control over ZBJZ through the ability to exercise all the rights of ZBJZ's shareholders, the rights to absorb substantially all of the economic residual benefits and the obligation to fund all of the expected losses of ZBJZ. Zibo Costar has been determined to be the primary beneficiary of ZBJZ because it is most closely associated with ZBJZ due to its obligation to provide unlimited financial support and its ability to determine strategic business decisions of ZBJZ through voting rights.  In accordance with SEC Regulation SX-3A-02 and Accounting Standards Codification ("ASC") Topic 810 ("ASC 810"), Consolidation, the Company, through Zibo Costar, consolidates the operating results of ZBJZ.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

The following financial statement amounts and balances of the VIE were included in the accompanying condensed consolidated financial statements：

	September 30, 2011	December 31, 2010

Cash and cash equivalents	$3,151,513	$3,156,242
Restricted cash	93,541,765	57,718,999
Accounts receivable	26,599,702	19,903,437
Inventories	16,801,285	10,306,029
Prepayments for goods	14,802,873	15,782,623
Other current assets	11,378,225	22,658,181
Total current assets	166,275,363	129,525,511

Plant and equipment, net	72,859,503	74,428,715
Construction in progress	61,465,310	32,151,137
Due from related parties	29,178,040	17,679,267
Other long-term assets	4,418,809	4,242,429
Total long-term assets	167,921,662	128,501,548
Total assets	$334,197,025	$258,027,059

Accounts payable	$14,242,514	$4,972,972
Short-term bank loans	47,365,534	47,593,169
Notes payable	123,756,649	75,546,569
Current portion of long-term bank loans	10,957,189	5,831,080
Other current liabilities	24,599,531	13,274,753
Total current liabilities	220,921,417	147,218,543

Long-term portion of financial obligations, sale-leaseback	5,677,673	10,391,835
Long-term bank loans	12,052,908	19,613,634
Total long-term liabilities	17,730,581	30,005,469
Total liabilities	$238,651,998	$177,224,012

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

	Nine Months Ended September 30,
	2011	2010
Revenues	$78,600,573	$51,731,416
Cost of goods sold	(63,296,542)	(41,188,906)
Expenses, net	(1,479,201)	(319,025)
Income before income taxes	13,824,830	10,223,485
Income tax expense	(1,958,263)	(1,184,237)
Net income	$11,866,567	$9,039,248

These balances are reflected in the Company’s condensed consolidated financial statements with intercompany transactions eliminated. Under the contractual arrangements with the VIE, the Company has the power to direct activities of the VIE, and can have assets freely transferred out of the VIE without any restrictions. Therefore, the Company considers that there is no asset in the VIE that can be used only to settle obligations of the VIE, except for its registered capital of $4.5 million and PRC statutory reserves of $1.9 million as of September 30, 2011. As the VIE is incorporated as a limited liability company under the PRC Company Law, creditors of the VIE do not have recourse to the general credit of the Company for any of the liabilities of the consolidated VIE.

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
SEPTEMBER 30, 2011 AND 2010
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

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c)  Concentrations

The Company has major customers who accounted for the following percentages of total revenues and accounts receivable:

Customers	Revenues Nine Months Ended September 30,		Accounts Receivable
	2011	2010	September 30, 2011	December 31, 2010

Zibo Xinghua Resin Co., Ltd	14%	25%	36%	39%
Dongying Shengli Chemical Co., Ltd	14%	20%	1%	18%
Nanjing Lanxing Chem Co., Ltd	9%	-	-	-
Shandong Rixin Co., Ltd	7%	2%	12%	8%
Zhouping Erhuai Chem Co., Ltd	5%	7%	8%	30%

The Company has major suppliers who accounted for the following percentages of total purchases and accounts payable:

Suppliers	Purchases Nine Months Ended September 30,		Accounts Payable
	2011	2010	September 30, 2011	December 31, 2010

Zibo Qinyuan Chem Co., Ltd	15%	-	41%	-
Qingzhou Ousinuo Chemical Co., Ltd	11%	23%	-	-
Weifang Zhenxin Risheng Chemical Co., Ltd	7%	6%	-	26%

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
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
SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e)  Fair Value of Financial Instruments (Continued)

The carrying amounts of other financial assets and liabilities, such as accounts receivable, notes receivable, prepayments for goods, prepaid expenses and other receivables, lease income receivable, accounts payable, other payables and accrued liabilities, short-term bank loans, customer deposits, notes payable, income tax payable, payable to contractors, due to related parties, current portion of long-term bank loans and current portion of financial obligations, sale-leaseback approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term bank loans, financial obligations, sale-lease back and due from related parties is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term bank loans, financial obligation, sale-lease back and due from related parties was not significantly different from the carrying value at September 30, 2011.

(f)  Restricted Cash

Restricted cash represents PRC time deposits reserved for settlement of notes payable, open letters of credit in connection with inventory purchases and short-term bank loans. The cash is held in the custody of the bank issuing the notes payable, letter of credit or short-term bank loans, and is restricted as to withdrawal or use, and is currently earning interest.

(g)  Accounts and Notes Receivable

Accounts and notes receivable are carried at net realizable value. An allowance for doubtful accounts is recorded in the period when loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging and other factors. A receivable is written off after all collection efforts have ceased.  There is no provision for accounts receivable or notes receivable for the nine months ended September 30, 2011 and 2010.

(h)  Prepayment for Goods

Prepayments for goods represent cash paid in advance to suppliers for purchases of raw materials. An estimate for doubtful accounts is made when realization of the full amount is no longer probable. At September 30, 2011 and December 31, 2010, the Company has an allowance for doubtful accounts of $177,785 and $159,538, respectively.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i)  Capitalized Interest

The interest cost associated with debt relating to construction projects is capitalized and included in the cost of the project. When no debt is incurred specifically for a project, interest is capitalized on amounts expended on the project using the weighted-average cost of the Company’s outstanding borrowings. Capitalization of interest ceases when the project is substantially completed or development activity is suspended for more than a brief period. Capitalized interest for the nine months ended September 30, 2011 and 2010 was $910,390 and $1,066,777, respectively. See Notes 10 and 13.

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

(k)  Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to operations as incurred. Retirement benefits amounting to $95,514 and $69,362 were charged to operations for the nine months ended September 30, 2011 and 2010, respectively.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
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

	September 30, 2011	December 31, 2010
Period end RMB: US$ exchange rate	6.3885	6.6026

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Average period RMB: US$ exchange rate	6.4034	6.7533	6.4884	6.7676

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
SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n)  Earnings Per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company does not have dilutive securities for the nine months ended September 30, 2011 and 2010.

(o)  Segment

The Company operates in one business segment, the design, development, manufacture, and commercialization of organic chemical materials, such as phthalic anhydride and maleic anhydride and their byproducts, mainly in the PRC. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer who, as of September 30, 2011, reviews the operating results when making decisions about allocating resources and assessing performance.

The Company had no sales outside of the PRC for the six months ended September 30, 2011 and 2010. As substantially all of the Company's long-lived assets and revenues are in and derived from the PRC, geographical segments are not presented.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(p)   New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The guidance in ASU 2011-05 applies to both annual and interim financial statements and eliminates the option for reporting entities to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income. Finally, this ASU requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU should be applied retrospectively and are effective for fiscal year, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

  3.  LIQUIDITY

The Company has a working capital deficit of $54,788,810 at September 30, 2011. This was in part due to the Company’s use of cash to purchase construction in progress. At September 30, 2011 the Company had $105 million of short-term bank loans, notes payable and current portion of long-term bank loans, net of the restricted cash of $77 million.

The Company currently generates its cash flow through operating income, and the Company had net income of $11,758,107 for the nine months ended September 30, 2011. As of the date of this report, the Company has not experienced any liquidity problems in settling payables in the normal course of business or repaying the bank loans or notes payable when they become due.

To improve liquidity, the Company may explore new expansion opportunities and funding sources from which the management may consider seeking external funding and financing. At September 30, 2011, the Company has unused credit lines of approximately $31 million in total with two banks for short-term borrowings.

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

  4.  INVENTORIES

Inventories consist of the following:

	September 30, 2011	December 31, 2010

Raw materials	$9,054,707	$9,422,808
Work-in-progress	256,660	199,017
Finished goods	7,489,918	684,204
Total inventories	$16,801,285	$10,306,029

The net book value of $9,054,707 and $9,422,808 of raw materials inventory is pledged as collateral for a short-term bank loan at September 30, 2011 and December 31, 2010, respectively. See Note 11.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

  5.  NOTES RECEIVABLE

Notes receivable consisted of the following:

	September 30, 2011	December 31, 2010

Due February, 2011 (Settled on the due date)	$-	$2,727,968
Total notes receivable	$-	$2,727,968

The notes receivable from unrelated companies were interest free.

  6.  RELATED PARTY TRANSACTIONS

(I)  Current receivable due from a related party

			September 30, 2011	December 31, 2010
Zibo Jiazhou Heat and Power Co., Ltd. (“ZJHP”), no fixed repayment term, guaranteed by the vice chairman of the Company	a	)	$2,827,926	$19,640,240

ZJHP, due May 1, 2012, interest rate at 6% per annum, guaranteed by the vice chairman of the Company. The interest is paid quarterly starting September 30, 2011 till the principal is paid	a	)	3,756,750	-

Total current receivable due from a related party			$6,584,676	$19,640,240

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

  6.  RELATED PARTY TRANSACTIONS (CONTINUED)

(II)  Long-term receivable due from related parties

			September 30, 2011	December 31, 2010
ZJHP, due May 1, 2015, interest rate at 6% per annum, guaranteed by the vice chairman of the Company. Principal is to be repaid every year in 4 unequal installments starting May 1, 2012. The interest is paid quarterly starting September 30, 2011 till the principal is paid	a	)	$10,906,420	$-
Zibo Eagle Textile Co., Ltd. (“Eagle”)	b	)	18,271,620	17,679,267
Total long-term receivable due from related parties			$29,178,040	$17,679,267

  (III) Due To Related Parties
			September 30, 2011	December 31, 2010

Lu Feng, due June 30, 2012	c	)	$10,331,064	$-
Lu Feng	c	)	364,708	367,661
Due to employees	d	)	227,009	178,197
Total due to related parties			$10,922,781	$545,858

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

6. RELATED PARTY TRANSACTIONS (CONTINUED)

a)	ZJHP is controlled by the vice chairman of the Company.

For the nine months ended September 30, 2011 and 2010, the Company had transactions with ZJHP as follows:

	Nine Months Ended September 30,
	2011	2010

Sales of steam to ZJHP	$2,276,467	$4,539,200
Lease of equipment to ZJHP	-	5,071,955
Purchases of electricity, water and high-pressured steam from ZJHP	2,138,383	1,716,350
Interest income from ZJHP	468,345	162,497

ZJHP generated the due from related party balances of $20,298,296 through the nonpayment of the current balances of the sales of steam and lease of equipment to ZJHP less the purchases of electricity starting in 2008. This balance was the amount built up over the time period from 2008 to December 31, 2010. On March 26, 2011, ZJHP signed an agreement to repay $20,298,296 to the Company within the next 5 years ending May 1, 2015. The amount is payable in five unequal installments starting May 1, 2011. ZJHP repaid $5,548,363 of the $20,298,296 in advance of its due date prior to September 30, 2011. For the nine months ended September 30, 2011 and 2010, interest income was $468,345 and $162,497, respectively.

On January 1, 2010, the Company signed a one year lease agreement for equipment and buildings with ZJHP with an annual rental fee of $5,963,567 for the nine months ended September 30, 2010, the net lease income was $2,136,161, after deducting business tax of $253,598 and depreciation cost of $2,682,196. See Note 8.

b)
Eagle is controlled by the vice chairman of the Company. On December 23, 2007, the Company entered into an agreement with Eagle to purchase a land use right and fixed assets on the land with a total contract amount of $21,131,721. The balances represent deposits paid to Eagle, and they are refundable if the land and fixed assets are not transferred to the Company. The Company is required to pay the remaining purchase price of approximately $2,860,101 at the end of 2011. The transaction is expected to be closed at the end of 2011.  See Note 16.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

6. RELATED PARTY TRANSACTIONS (CONTINUED)

c)
Lu Feng is the CEO of the Company.  He is also the brother of the vice chairman of the Company. Lu Feng also provided a personal guarantee for the short-term bank loans and bank acceptance notes borrowed by the Company. See Notes 11 and 12.  The amount due of $10,331,064 is a personal loan provided to the Company for operating activities. The amount is interest-free, unsecured and due June 30, 2012. The amount due of $364,708 represents business and travel related expenses paid by Lu Feng on behalf of the Company. The amount is unsecured, interest free and has no fixed repayment term.

d)	Due to employees primarily represent business and travel related expenses paid by employees on behalf of the Company. The amounts are interest-free, unsecured and have no fixed repayment terms.

7. PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:
	September 30, 2011	December 31, 2010

At cost:
Buildings	$3,428,246	$1,303,725
Machinery	3,865,510	3,516,104
Motor Vehicles	1,144,684	1,107,575
Office equipment	137,878	127,143
Leased fixed assets	45,163,321	43,699,158
Assets recorded under financial obligations, sale-leaseback	48,438,001	46,867,709
	102,177,640	96,621,414
Less : Accumulated depreciation
Buildings	$245,808	$169,051
Machinery	3,207,180	1,686,085
Motor Vehicles	545,702	430,040
Office equipment	68,447	51,757
Leased fixed assets	14,186,019	10,980,895
Assets recorded under financial obligations, sale-leaseback	11,064,981	8,874,871
	29,318,137	22,192,699
Plant and equipment, net	$72,859,503	$74,428,715

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

7. PLANT AND EQUIPMENT, NET (CONTINUED)

For the nine months ended September 30, 2011 and 2010, depreciation expense was $6,283,601 and $4,407,161, respectively. See Notes 8 and 14.

8. OPERATING LEASES

On January 1, 2011 and 2010, the Company signed one year lease agreements for buildings and machinery with an unrelated company and ZJHP with an aggregate annual rental fee of $7,351,581 and 6,703,583, respectively. The Company leased the assets because the Company is not at an operating capacity to fully utilize the assets. The Company’s assets on operating leases by major classes consist of the following:

	September 30, 2011	December 31, 2010
At cost:
Buildings	$780,426	$755,125
Machinery	44,382,895	42,944,033
	45,163,321	43,699,158
Less : Accumulated depreciation
Buildings	122,120	94,528
Machinery	14,063,899	10,886,367
	14,186,019	10,980,895
Leased fixed assets, net	$30,977,302	$32,718,263

The lease income from the unrelated party was $5,513,685 for the nine months ended September 30, 2011. Of the total, $1,166,029 was collected and $4,347,656 was recorded as a lease income receivable in the Company’s condensed consolidated balance sheets.

The January 1, 2010 the lease with ZJHP expired and was not renewed. For the nine months ended September 30, 2011 and 2010, the depreciation expense for the leased fixed assets was $2,793,520 and $2,682,196, respectively, which was netted in the Company’s statements of income and comprehensive income against lease income, net.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

9. LAND USE RIGHTS, NET

Land use rights consist of the following:

	September 30, 2011	December 31, 2010

Cost of land use rights	$4,062,079	$3,930,389
Less: Accumulated amortization	921,244	705,394
Land use rights, net	$3,140,835	$3,224,995

Amortization expense for the nine months ended September 30, 2011 and 2010 was $189,256 and $181,714, respectively.

Amortization expense for the next five years and thereafter is as follows:

Periods ended September 30,	Amount
2012	$256,288
2013	256,288
2014	256,288
2015	53,476
2016	53,476
Thereafter	2,265,019
Total	$3,140,835

All of land use rights are pledged as collateral for a long-term bank loan at September 30, 2011 and December 31, 2010. See Note 13.

10. CONSTRUCTION IN PROGRESS

Construction in progress consists of the following:

	September 30, 2011	December 31, 2010

Buildings	$197,533	$1,877,304
Machinery	61,267,777	30,273,833
Total	$61,465,310	$32,151,137

Capitalized interest for the nine months ended September 30, 2011 and 2010 was $910,390 and $1,066,777, respectively. See Note 13.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

11. SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

	September 30, 2011	December 31, 2010
China Zhengshang Bank Jinan Branch due July 27, 2012, monthly interest payment at 110% of 1-year benchmark interest rate per annum (7.22% at September 30, 2011), guaranteed by Zibo Deyuan Leather Co., Ltd. (“Deyuan”), ZJHP and the CEO of the Company (See Note 6)	$4,695,938	$-

Huaxia Bank due May 24, 2012, monthly interest payment at 110% of 1-year benchmark interest rate per annum (7.22% at September 30, 2011), guaranteed by Zibo Lanyan Group Co., Ltd (“Lanyan”) (See Note 16)	4,695,938	-

Agricultural Bank of China Zhoucan Branch due May 18, 2012, monthly interest payment at 1-year benchmark interest rate per annum (6.56% at September 30, 2011), guaranteed by Jide (See Note 16)	1,565,313	-

Agricultural Bank of China Zhoucan Branch due March 20, 2012, monthly interest payment at 1-year benchmark interest rate per annum (6.56% at September 30, 2011), guaranteed by Shandong Jide Ecological Technology Co., Ltd. (“Jide”) (See Note 16)	4,226,344	-

Shanghai Pudong Development Bank due March 14, 2012, monthly interest payment at 110% of 1-year benchmark interest rate per annum (7.22% at September 30, 2011), guaranteed by Shandong Fengyang Group Co., Ltd (“Shandong Fengyang”) and the CEO of the Company (See Note 6)	3,130,625	-

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

11. SHORT-TERM BANK LOANS (CONTINUED)

	September 30, 2011	December 31, 2010
Bank of Austria Beijing due March 9, 2012, monthly interest payment at 130% of 1-year benchmark interest rate per annum (8.53% at September 30, 2011), guaranteed by the CEO of the Company (See Note 6), secured by raw materials inventory (See Note 4) and restricted cash	$7,826,563	$-

Bank of Rizhao due March 1, 2012, monthly interest payment at 120% of 1-year benchmark interest rate per annum (7.87% at September 30, 2011), guaranteed by Jide (See Note 16), the CEO of the Company (See Note 6) and secured by raw materials inventory (See Note 4)	4,695,938	-

Agricultural Bank of China Zhoucan Branch due February 15, 2012, monthly interest payment at 110% of 1-year benchmark interest rate per annum (7.22% at September 30, 2011), guaranteed by Jide (See Note 16)	1,956,641	-

CITIC Qingdao Branch due January 20, 2012, monthly interest payment at 112% of 1-year benchmark interest rate per annum (7.35% at September 30, 2011), guaranteed by the CEO of the Company (See Note 6) and secured by raw materials inventory (See Note 4)	4,695,938	-

ICBC Zhoucan Branch due January 4, 2012, monthly interest payment at 5.81% per annum, guaranteed by Jide (See Note 16)	1,565,313	-

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

11. SHORT-TERM BANK LOANS (CONTINUED)

	September 30, 2011	December 31, 2010
ICBC Zhoucan Branch due November 8, 2011, monthly interest payment at 4.28% per annum, guaranteed by Jide (See Note 16) (Repaid on its due date)	$1,323,161	$-

ICBC Zhoucan Branch due November 4, 2011, monthly interest payment at 3.02% per annum, guaranteed by Jide (See Note 16) (Repaid on its due date)	726,571	-

Qishang Bank due November 1, 2011, monthly interest payment at 10.30% per annum, guaranteed by Jide, Lanyan (See Note 16) and the CEO of the Company (See Note 6) (Repaid on its due date)	2,191,438	-

Qishang Bank due October 29, 2011, monthly interest payment at 9.88% per annum, guaranteed by Jide, Lanyan (See Note 16) and the CEO of the Company (See Note 6) (Repaid on its due date)	2,817,563	2,726,219

Agricultural Bank of China Zhoucan Branch due October 17, 2011, monthly interest payment at 100% of 6-month benchmark interest rate per annum (7.02% at September 30, 2011), guaranteed by Jide (See Note 16) (Repaid on its due date)	1,252,250	-

Aggregate amount of loans due before September 30, 2011, all repaid on the due dates	-	44,866,950
Total	$47,365,534	$47,593,169

Interest expense for short-term bank loans was $2,588,360 and $1,693,508 for the nine months ended September 30, 2011 and 2010, respectively.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

12. NOTES PAYABLE

Notes payable consist of the following:
	September 30, 2011	December 31, 2010

Bank Acceptance Notes:
Due August 19, 2012, guaranteed by restricted cash, Deyuan and the CEO of the Company (See Note 6)	$9,391,876	$-
Due August 16, 2012, guaranteed by restricted cash	4,695,938	-
Due July 13, 2012, guaranteed by restricted cash, Jide (See Note 16) and the CEO of the Company (See Note 6)	7,826,563	-
Due June 27, 2012, guaranteed by restricted cash	1,878,375	-
Due March 28, 2012, guaranteed by Jide (See Note 16) and restricted cash	3,913,282	-
Due February 26, 2012, guaranteed by restricted cash	1,565,313	-
Due February 25, 2012, guaranteed by restricted cash	1,565,313	-
Due February 24, 2012, guaranteed by restricted cash	6,261,251	-
Due February 23, 2012, guaranteed by restricted cash	4,695,938	-
Due February 11, 2012, guaranteed by restricted cash	4,695,938	-
Due January 28, 2012, guaranteed by restricted cash	1,565,313	-
Due January 25, 2012, guaranteed by restricted cash and Jide (See Note 16)	939,188	-
Due January 21, 2012, guaranteed by restricted cash and Lanyan (See Note 16)	3,130,625	-
Due January 19, 2012, guaranteed by restricted cash and Lanyan (See Note 16)	6,261,251	-
Due January 18, 2012, guaranteed by restricted cash	3,130,625	-
Due January 12, 2012, guaranteed by restricted cash	3,130,625	-

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

12. NOTES PAYABLE (CONTINUED)

	September 30, 2011	December 31, 2010
Due December 23, 2011, guaranteed by restricted cash and Deyuan	$3,130,625	$-
Due December 21, 2011, guaranteed by restricted cash	3,130,625	-
Due December 21, 2011, guaranteed by restricted cash and Deyuan	6,261,251	-
Due December 17, 2011, guaranteed by restricted cash and Deyuan	6,261,251	-
Due November 27, 2011, guaranteed by restricted cash, raw material inventories and the CEO of the Company (See Note 6)	3,913,282	-
Due November 25, 2011, guaranteed by restricted cash	3,913,282	-
Due November 19, 2011, guaranteed by restricted cash, Jide (See Note 16) and the CEO of the Company (See Note 6)	2,347,969	-
Due November 9, 2011, guaranteed by Jide (See Note 16) and restricted cash (Repaid on its due date)	3,130,625	-
Due October 22, 2011, guaranteed by restricted cash (Repaid on its due date)	3,130,625	-
Due October 15, 2011, guaranteed by restricted cash and Deyuan (Repaid on its due date)	6,261,251	-
Due October 11, 2011, guaranteed by restricted cash, Deyuan and the CEO of the Company (See Note 6) (Repaid on its due date)	3,130,625	-
Due October 6, 2011, guaranteed by restricted cash and Deyuan (Repaid on its due date)	9,391,875	-
Aggregate amount of notes due before September 30, 2011, all repaid on the due dates	-	75,546,569
Subtotal	$118,650,700	$75,546,569

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

12. NOTES PAYABLE (CONTINUED)

	September 30, 2011	December 31, 2010
Notes Payable to Unrelated Companies:
Due October 17, 2011 (Repaid on its due date)	$96,930	$-
Due November 30, 2011	5,009,019	-
Subtotal	5,105,949	-

Total	$123,756,649	$75,546,569

Bank acceptance notes payable represent short-term notes payable issued by financial institutions in connection with the Company’s purchases that entitle the Company’s suppliers to receive the full face amount from the financial institutions at maturity, which generally range from six to twelve months from the date of issuance. The notes payable were secured by the Company’s restricted cash of $75,886,358.

All the bank acceptance notes are subject to bank charges of 0.05% of the principal as a commission on each loan transaction. Bank charges for bank acceptance notes were $85,059 and $62,465 for the nine months ended September 30, 2011 and 2010, respectively.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

13. LONG-TERM BANK LOANS

Long-term bank loans consist of the following:
	September 30, 2011	December 31, 2010

Agriculture Bank of China, due July 13, 2013, quarterly interest payment at 110% of 3 to 5 years benchmark interest rate per annum (7.59% at September 30, 2011), guaranteed by Zibo Fengyang Color Steel Co., Ltd. (“Zibo Fengyang”) (See Note 16) and secured by land use rights (See Note 9). Principal repaid every 3 months in 13 unequal installments from July 13, 2010.	$3,913,282	$3,786,416

Agriculture Bank of China, due July 13, 2013, quarterly interest payment at 110% of 3 to 5 years benchmark interest rate per annum (7.59% at September 30, 2011), guaranteed by Shandong Qingyuan Group Co., Ltd., Zibo Qingtian Properties Co., Ltd., Shangdong Qingtian Plastic Industry Co., Ltd., and Shandong Qingyuan Asphalt Technology Co., Ltd.. Principal repaid every 3 months in 13 unequal installments from July 13, 2010.	15,653,127	15,145,663

Agriculture Bank of China, due July 13, 2013, quarterly interest payment at 110% of 3 to 5 years benchmark interest rate per annum (7.59% at September 30, 2011), guaranteed by Zibo Fengyang and secured by land use rights (See Note 9). Principal repaid every 3 months in 13 unequal installments from July 13, 2010.	3,443,688	6,512,635
Total long-term bank loans	23,010,097	25,444,714

Less: current portion	10,957,189	5,831,080

Long-term portion	$12,052,908	$19,613,634

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

13. LONG-TERM BANK LOANS (CONTINUED)

The interest expense for nine months ended September 30, 2011 and 2010 of $910,390 and $1,066,777, respectively, was capitalized in construction in progress. See Note 10.

The repayment schedule for the long-term bank loans is as follows:

Periods ended September 30,	Amount
2012	$10,957,189
2013	12,052,908
Total	$23,010,097

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
SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

14. FINANCIAL OBLIGATIONS, SALE-LEASEBACK (CONTINUED)

Under the sale-leaseback agreement B, machinery was sold for $18,174,796 and concurrently, the Company leased the machinery back for $18,174,796 with a weighted-average annual interest rate of 12.11%, payable in periodic installments through November 2013. Of the $18,174,796 selling price, $15,448,577 was received in cash, and the remaining balance of $2,726,219 was treated as a security deposit to be applied to the last five lease payments.  The financial obligation under the sale-leaseback was reduced by the $2,726,219 security deposit. The initial cost for the financial obligation is $657,431 and is being amortized over the term of the lease. For nine months ended September 30, 2011, $161,827 of amortization of initial cost was recognized as interest expense.  The transaction was accounted for as a financing arrangement, wherein the property remains on the Company’s books and continues to be depreciated. A financial obligation in the amount of $15,448,577, representing the net proceeds of the financial obligations, was recorded under “Financial obligations, sale-leaseback” in the Company’s condensed consolidated balance sheets, and is being reduced based on lease payments under the financial obligation. The Company has an option to purchase the machinery for $15,146 at the expiration date of the lease.

	September 30, 2011	December 31, 2010

Financial obligations, sale-leaseback	$13,222,577	$19,224,977
Less: Accumulated amortization	1,558,375	2,940,154
Financial obligations, sale-leaseback, net	11,664,202	16,284,823

Less: Current portion	5,986,529	5,892,988
Long-term portion	$5,677,673	$10,391,835

As of September 30, 2011, future minimum payments required under non-cancellable sale-leaseback are:

Periods ended September 30,	Amount
2012	$7,223,742
2013	5,983,182
Thereafter	15,653
Total minimum lease payments	13,222,577

Less: Amount representing interest	1,558,375
Present value of net minimum lease payments	$11,664,202

Amortization of the financial obligations for the nine months ended September 30, 2011 and 2010 was $1,457,499 and $108,627, respectively.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

15. TAXES

(I) Corporation Income Tax (“CIT”)

The CIT rate applicable to our subsidiaries and VIE is 25%. However, in accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. For the Company, the first profitable year for income tax purposes as a foreign investment company was 2006. The Company was awarded the High-Tech Enterprise Award which entitles the Company a favourable tax rate of 15% for the year ended December 31, 2011. The tax rate for ZBJZ was 15% and 12.5% for the nine months ended September 30, 2011 and 2010, respectively.

Effective January 1, 2007, the Company adopted FASB ASC 740-10. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

In June 2006, the FASB issued FASB ASC 740-10 which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FASB ASC 740-10 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more likely than not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. At the date of adoption, and as of September 30, 2011, the Company does not have a liability for unrecognized tax benefits. There was no effect on financial condition or results of operations as a result of implementing FASB ASC 740-10.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

15. TAXES (CONTINUED)

Income tax expense for the nine months ended September 30, 2011 and 2010 are summarized as follows:

	Nine Months Ended September 30,
	2011	2010

Current CIT expense	$(2,193,077)	$(1,401,786)
Deferred CIT benefit	234,814	217,549
Income tax expense	$(1,958,263)	$(1,184,237)

The Company’s income tax expense differs from the “expected” tax expense as follows:

	Nine Months Ended September 30,
	2011	2010

Computed “expected” expense (25%)	$(3,429,093)	$(2,555,871)
Favorable tax rate effect	1,371,637	1,277,936
Permanent differences	99,193	93,698
Income tax expense	$(1,958,263)	$(1,184,237)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010

Deferred tax assets (liabilities):
Current:
General and administrative expenses	$(6,784)	$47,818
Cost of goods sold	17,796	48,125
Interest expenses	(77,016)	3,978
Other operating expenses	5,196	5,555
Subtotal	(60,808)	105,476
Non-current:
Amortization	172,194	92,268
Depreciation	649,232	324,388
Subtotal	821,426	416,656

Net deferred tax assets	$760,618	$522,132

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
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

The VAT payable balances of $384,644 and $2,132,437 at September 30, 2011 and December 31, 2010, respectively, are included in other payables and accrued expenses in the accompanying condensed consolidated balance sheets.

(III) Tax Holiday

For the nine months ended September 30, 2011 and 2010 the PRC corporate income tax rate was 25%. The Company was entitled to the favourable tax rate of 15% and 12.5% for the nine months ended September 30, 2011 and 2010, respectively.

The combined effects of the favourable tax rate available to the Company for the nine months ended September 30, 2011 and 2010 are as follows:

	Nine Months Ended September 30,
	2011	2010

Tax holiday effect	$(1,371,637)	$(1,277,936)
Basic net income per share excluding tax holiday effect	$0.35	$0.30

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

16. COMMITMENTS AND CONTINGENCIES

(I) Contingencies

As of September 30, 2011, the Company provided corporate guarantees for bank loans borrowed by Lanyan, Zibo Fengyang and Jide, which are incorporated in the PRC. As a part of the corporate guarantees, Lanyan, Zibo Fengyang and Jide also provided cross guarantees for the short-term bank loans of $13,867,843, the bank acceptance notes of $11,458,089 and the long-term bank loan of $7,356,970 borrowed by the Company. See Notes 11, 12 and 13. If Lanyan, Zibo Fengyang or Jide defaults on the repayment of their bank loans, the Company is required to repay the outstanding balance. As of September 30, 2011, the guarantee provided for the bank acceptance notes and bank loans borrowed by Lanyan, Zibo Fengyang and Jide was approximately $7,826,563, which consists of the following:

Due November 30, 2011	7,826,563
Total	$7,826,563

A default by Lanyan, Zibo Fengyang or Jide is considered remote by management. No liability for the guarantor's obligation under the guarantees was recognized as of September 30, 2011.

(II) Lease Commitments

In April 2007, the Company signed a land lease agreement with Zhoucun District People’s Government Zhoujia Community Committees (“Committees”). The Company leased land from Committees for 35 years. The annual lease fee for the land is RMB 286,500 (approximately $44,156). For the nine months ended September 30, 2011 and 2010, the lease expense was $33,117and $31,797, respectively.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

(II) Lease Commitments (Continued)

As of September 30, 2011, the Company has an outstanding commitment with respect to the non-cancellable operating lease for the land as follows:

Period ended September 30,	Amount
2012	$44,846
2013	44,846
2014	44,846
2015	44,846
2016	44,846
Thereafter	1,132,367
Total	$1,356,597

(III) Capital Commitments

In 2011, 2010 and 2009, the Company entered into certain agreements for purchases of certain licensed technology, steel frames and equipment to be used in the butanediol project with a contract amount of $109,173,226. As of September 30, 2011, the Company made payments of $52,865,076, for the butanediol project. The Company is required to pay the remaining purchase price of $49,137,685 and $7,170,465 in the next twelve months and second to third year, respectively. The amount paid is recorded in construction in progress. The Company used its working capital and borrowed money from a local bank to fund the project. The Company estimates completion of the project in 2012.

As of September 30, 2011, the Company entered into an agreement and made payments of $21,131,721 toward the purchase of a land use right and fixed assets from Eagle. The Company is required to pay the remaining purchase price of approximately $2,860,101 at the end of 2011. Also see Note 6.

CHINA CHEMICAL CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

(IV) Litigation Against Pamco

The Company previously engaged Pamco Management, Ltd. (“Pamco”) as its financial advisor, in connection with the Company’s share exchange and related transactions in September, 2010. The Company delivered cash and shares of its common stock to Pamco as consideration for certain specified services, although the Company believes it did not receive some of the services. After the Company’s unsuccessful attempts to resolve this issue with Pamco and Po Sun Liu, Pamco’s Chairman, the Company initiated  litigation against Pamco in the Shandong Province, PRC on September 22, 2011. Through the Pamco litigation, the Company seeks the return of $1.8 million in cash paid to Pamco, and either (i) the return to the Company for cancellation of 6 million shares of its common stock received by Pamco or (ii) payment in the amount of $9 million for such shares. The litigation case is in its beginning stages and therefore the Company is unable to predict the outcome of such case.

The Company has not recorded a contingent gain as a result of this litigation.

17. SUBSEQUENT EVENTS

On October 12, 2011, the Company entered into an agreement and plan of merger with New Source Holding Co., Ltd. (“NSH”) and CHCC Acquisition Co., Inc. (“CHCC Acquisition”), a wholly owned subsidiary of NSH, providing for the merger of CHCC Acquisition with and into the Company, providing for the merger of CHCC Acquisition with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of NSH.

The pro forma effects of the acquisition on the Company’s condensed consolidated financial statements were not material, because NSH and CHCC Acquisition were incorporated on September 30, 2011.

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

Our Company currently has the capacity to produce 60,000 tons of MAH per year and 50,000 tons of PA per year. For the nine months ended September 30, 2011, our total revenues were $78,600,574.

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

•	Our ability to obtain working capital at the times and in the amounts that we require;
•	The condition of the capital markets generally, which will be affected by interest rates, foreign currency fluctuations and general economic conditions;
•	The ability to obtain registration and re-registration of our products under applicable law;
•	The political and economic climate in the foreign or domestic jurisdictions in which we conduct business; and，
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

Significant Accounting Policies and Management Estimates

This section should be read together with the Summary of Significant Accounting Policies included as Note 2 to the financial statements included in the Form 10-K/A filed on July 8, 2011.

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

Zibo Jiazhou Chemical Industry Co., Ltd., a limited liability enterprise organized under the laws of the PRC (“ZBJZ” and sometimes referred to herein as the “VIE”) is a manufacturing company that is based in Shandong, PRC. It is principally engaged in the manufacturing of organic chemical compounds.

On September 30, 2010, we entered into a Share Exchange Agreement (the “share exchange”) with Gold Champ and the shareholders of Gold Champ.  As a result of the share exchange, we acquired 100% of the issued and outstanding capital of Gold Champ in exchange for 19,861,700 shares of our common stock, par value $0.0001, thereby providing the former shareholders of Gold Champ approximately 66% ownership equity in the Company at September 30, 2010. Thus, Gold Champ became our wholly owned subsidiary.

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

These contractual arrangements allow the Company, through Zibo Costar, to obtain effective control over ZBJZ through the ability to exercise all the rights of ZBJZ’s shareholders, the rights to absorb substantially all of the economic residual benefits and the obligation to fund all of the expected losses of ZBJZ. Zibo Costar has been determined to be the primary beneficiary of ZBJZ because it is most closely associated with ZBJZ due to its obligation to provide unlimited financial support and its ability to determine strategic business decisions of ZBJZ through voting rights. In accordance with SEC Regulation SX-3A-02 and Accounting Standards Codification (“ASC”) Topic 810 (“ASC 810”), Consolidation, the Company, through Zibo Costar, consolidates the operating results of ZBJZ.

We believe that our contractual arrangements with ZBJZ are in compliance with PRC laws and legally enforceable.  The shareholders of the VIE are also shareholders of the Company except YLL Investment Group, which is a non-controlling shareholder of the VIE, and therefore have no current interest in seeking to act contrary to the contractual arrangements.  However, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements and if the shareholders of the VIE were to reduce their interest in the Company, their interests may diverge from that of the Company and it may potentially increase the risk that they would seek to act contrary to the contractual terms, for example by influencing the VIE not to pay the service fees when required to do so.

As of September 30, 2011, the total assets of the consolidated VIE were $334 million, mainly comprising cash and cash equivalents, restricted cash, accounts receivable, plant and equipment, net, construction in progress and due from related parties.  As of September 30, 2011, the total liabilities of the consolidated VIE were $239 million, mainly comprising short-term bank loans, notes payable and long-term bank loans.  These balances are reflected in the Company’s condensed consolidated financial statements with intercompany transactions eliminated. Under the contractual arrangements with the VIE, the Company has the power to direct activities of the VIE, and can have assets freely transferred out of the VIE without any restrictions. Therefore, the Company considers that there is no asset in the VIE that can be used only to settle obligations of the VIE, except for its registered capital of $4.5 million and PRC statutory reserves of $1.9 million as of September 30, 2011 As the VIE is incorporated as a limited liability company under the PRC Company Law, creditors of the VIE do not have recourse to the general credit of the Company for any of the liabilities of the consolidated VIE.

Although Zibo Costar is contractually obligated to provide financial support to the VIE, currently there is no contractual arrangement that requires the Company to provide additional financial support to the VIE, however, Zibo Costar’s sole source of funds, other than through distributions from the VIE, is from the Company. As the Company is conducting its business mainly through the VIE, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

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

As of September 30, 2011, the Company provided no reserve against accounts receivable. Management’s estimate of no reserve on accounts receivable as of September 30, 2011 was based on the aged nature of these accounts receivable. In making its judgment, management assessed its customers’ ability to continue to pay their outstanding invoices on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

As of September 30, 2011, the Company provided an allowance against its prepayments for goods amounting to $177,785. Management’s estimate of the appropriate reserve on the prepayments for goods as of September 30, 2011 was based on the aged nature of these prepayments for goods. In making its judgment, management assessed its suppliers’ ability to continue to provide goods or repay their outstanding debts on a timely basis, and whether their financial position might deteriorate significantly in the future, which would result in their inability to pay their debts to the Company.

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

Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuming collectability. The majority of the Company’s revenue results from sales contracts with customers and revenue is recorded upon the shipment of goods.

New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The guidance in ASU 2011-05 applies to both annual and interim financial statements and eliminates the option for reporting entities to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income. Finally, this ASU requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU should be applied retrospectively and are effective for fiscal year, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

RESULTS OF OPERATIONS

Our operating results are presented for the nine months ended September 30, 2011, as compared to the same period ended September 30, 2010.

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our statements of income for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,						Comparisons
	2011	Percentage of Revenue		2010	Percentage of Revenue		Change in Amount	Change in Percentage
REVENUES:
Phthalic anhydride production line	$22,453,415	28.57%		$26,169,640	50.59%		$(3,716,225)	(14.20	) %
Maleic anhydride production line	53,870,692	68.54%		21,022,576	40.64%		32,848,116	156.25%
Sales of Stream to a related party	2,276,467	2.90%		4,539,200	8.77%		(2,262,734)	(49.85	) %
TOTAL REVENUES:	78,600,574	100.00%		51,731,416	100.00%		26,869,158	51.94%
COST OF GOODS SOLD	63,296,542	80.53%		41,188,906	79.62%		22,107,636	53.67%
GROSS PROFIT	15,304,032	19.47%		10,542,510	20.38%		4,761,522	45.16%
General and administrative expenses	1,704,818	2.17%		966,770	1.87%		738,048	76.34%
Selling and distribution expenses	24,973	0.03%		8,286	0.02%		16,687	201.39%
INCOME FROM OPERATIONS	13,574,241	17.27%		9,567,454	18.49%		4,006,787	41.88%
OTHER INCOME (EXPENSES)
Lease income from a related party, net	-	-%		2,136,161	4.13%		(2,136,161)	(100.00	) %
Lease income, net	2,444,481	3.11%		-	-%		2,444,481	-%
Interest expense, net	(2,704,368)	(3.44	) %	(1,481,236)	(2.86	) %	(1,223,132)	82.58%
Other income, net	402,016	0.51%		1,106	0.00%		400,910	36,248.64%
INCOME BEFORE INCOME TAXES	13,716,370	17.45%		10,223,485	19.76%		3,492,885	34.17%
INCOME TAX EXPENSE	(1,958,263)	(2.49	) %	(1,184,237)	(2.29	) %	(774,026)	65.36%
NET INCOME	$11,758,107	14.96%		$9,039,248	17.47%		$2,718,859	30.08%

Revenues

The Company’s revenues for the nine months ended September 30, 2011 was $78,600,574, which represented an increase of 51.94% from $51,731,416 for the same period in the prior year. The increase was due to the increase in the sales price of MAH and PA as compared to the same period last year.

PA is the principal product of the PA production line and represents approximately 75% of that production line. The sales of PA decreased by 26% to $16,737,048 for nine months ended September 30, 2011 from $22,636,862 for the nine months ended September 30, 2010. The decrease in volume of 37% was due to the decrease in demand for the nine months ended September 30, 2011 from 2010.  The increase in the sales price of 11% was due to the increase in the average sales price per metric ton for the nine months ended September 30, 2011 from 2010. The decrease in volume, without regard to the increase in sales price, implies a decrease in sales revenue of PA of $8,420,350 for the nine months ended September 30, 2011 over the same period in 2010, which was partially offset in the increase in sales price of PA, which increase represented $2,520,536 of our PA revenue for the nine months ended September 30, 2011 over the same period in 2010.

The production volume of PA decreased by 37% to 12,887 metric tons for the nine months ended September 30, 2011 from 20,520 metric tons for the nine months ended September 30, 2010. This was due to the expansion of our production of MAH after the MAH project III was put in use at the end of 2010. MAH has a higher price and margin than PA in the market.

MAH is the principal product of the MAH production line and represents approximately 55% of that production line. The sales of MAH increased by 60% to $29,382,380 for the nine months ended September 30, 2011 from $18,324,221 for the nine months ended September 30, 2010 attributable to an increase in the sales volume and an increase in the sales price of MAH.  The increase in the sales volume of 39% was due to the increase in production capacity and market demand. The increase in the sales price of 21% was due to the increase in the average sales price per metric ton for the nine months ended September 30, 2011 over the same period in 2010. The increase in volume, without regard to the increase in sales price, implies an increase in sales revenue of MAH of $7,117,335 for the nine months ended September 30, 2011 over the same period in 2010.  Additionally, the increase in sales price of MAH represented $3,940,824 of our MAH revenue for the nine months ended September 30, 2011 over the same period in 2010.

The production volume of MAH increased by 39% to 21,644 metric tons for the nine months ended September 30, 2011 from 15,589 metric tons for the nine months ended September 30, 2010. This was due to the increase in our production capacity starting in January 2011.

The average sales price per metric ton is calculated by taking total sales divided by the sales volume for PA and MAH for the nine months ended September 30, 2011 and 2010.

Sales of Steam to a Related Party

Sales of steam to a related party for the nine months ended September 30, 2011was $2,276,467, which is 2.90% of total revenues and represents a 49.85% decrease from $4,539,201, which was 8.77% of total revenues, for the nine months ended September 30, 2010. Before April 2011, the Company sold all steam to the related party; however, from April 2011, the Company sold 65% of its steam to a third party, which was recorded in the revenues from the PA and MAH production lines in the income statements for the nine months ended September 30, 2011. Therefore, the sales of steam to a related party decreased as compared to the same period last year.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2011 was $63,296,542, which is 80.53% of total revenues and represents a 53.67% increase as compared to $41,188,906, which was 79.62% of total revenues for the nine months ended September 30, 2010. The increase was due to an increase in the sales volume as compared to the same period last year.

There was a 37% decrease in the volume of the raw material, o-xylene, used for the production of PA due to the decrease in production of PA for the nine months ended September 30, 2011 from 2010.  The 10% increase in the cost of o-xylene was due to the increase in the average price per metric ton for the nine months ended September 30, 2011 from 2010.

There was a 39% increase in the volume of the raw material, coking benzene, used for the production of MAH due to the increase in production for the nine months ended September 30, 2011. The 18% increase in the cost of coking benzene was due to an increase in the average price per metric ton for the nine months ended September 30, 2011 as compared to the same period in 2010.

Cost of goods sold as a percentage of revenues may fluctuate in the future. The main cost is the raw materials o-xylene and coking benzene which make up approximately 90% of the cost of goods sold.  This fluctuation may primarily be due to changes in the prices of raw materials, which can have a significant impact on the cost of goods sold.

Gross Profit

The Company’s gross profit increased by $4,761,522, or 45.16%, to $15,304,032 for the nine months ended September 30, 2011 as compared to $10,542,510 for the nine months ended September 30, 2010. The increase was due to an increase in the sales price as compared to the same period last year.

Operating Income

The Company’s operating income for the nine months ended September 30, 2011 increased 41.88% to $13,574,241 from $9,567,454 for the nine months ended September 30, 2010. The increase was due to an increase in the sales volume of MAH as compared to the same period last year.

Operating Expenses

General and administrative expenses

The Company incurred general and administrative expenses of $1,704,818 for the nine months ended September 30, 2011, representing an increase of $738,048, or 76.34%, as compared to $966,770 for the nine months ended September 30, 2010. The increase was primarily due to 1) urban maintenance and construction tax, additional education fees and local additional education fees of $0.2 million based on value-added tax, which was imposed by the State Administration of Taxation from the beginning of 2011; 2) an increase in costs associated with property insurance fees of $0.1 million; 3) an increase in depreciation expense of $0.1 million for the addition of a new office building, 4) an increase in consulting fees of $0.1 million and 5) an increase of $0.1 million in expenses related to employee vacations compared to the same period last year.

Selling and distribution expenses

The Company incurred selling and distribution expenses of $24,973 for the nine months ended September 30, 2011, representing an increase of $16,687, or 201.39%, as compared to $8,286 for the nine months ended September 30, 2010.

Lease Income from a Related Party, Net

The Company had lease income from a related party, net, of $0 for the nine months ended September 30, 2011, as compared to $2,136,161 for the nine months ended September 30, 2010. This decrease was because the Company stopped leasing equipment to a related party.

Lease Income, Net

The Company had lease income, net of $2,444,481 for the nine months ended September 30, 2011.  For the nine months ended September 30, 2010, the Company did not have any lease income. Since January 1, 2011, the Company has leased equipment to a third party at a higher price than what Company previously charged to lease the equipment to a related party in 2010.

Interest Expense, Net

Interest expense, net, for the nine months ended September 30, 2011 was $2,704,368, which represents an 82.58% increase from $1,481,236 for the same period last year. The increase was mainly due to the increase of $1.4 million in amortization of financial obligations, sale-leaseback, during this period.

Other Income, Net

Other income, net, for the nine months ended September 30, 2011 was $402,016, compared to income of $1,106 for the nine months ended September 30, 2010. The increase was due to the foreign exchange gain of $0.7 million on a time deposits of Euro 1 million, and the increase of $0.3 million in bank charges for increased borrowing from banks in this period.

Income Tax Expense

The Company incurred income tax expense of $1,958,263 for the nine months ended September 30, 2011, which represents an increase of $774,026, or 65.36%, as compared to income tax expense of $1,184,237 for the nine months ended September 30, 2010. This was attributed to the increase in income before income tax. Our effective tax rate was 15% and 12.5% for the nine months ended September 30, 2011 and 2010, respectively.

The corporate income tax rate applicable to ZBJZ is 25%. However, in accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. For ZBJZ, the first profitable year for income tax purposes as a foreign investment company was 2006. Therefore, ZBJZ had a favourable income tax rate of 12.5% for the year ended December 31, 2010. ZBJZ was awarded the High-Tech Enterprise Award which entitles ZBJZ a favourable tax rate of 15% for the years from 2011 to 2013. The tax rate for ZBJZ is 15% and 12.5% for the nine months ended September 30, 2011 and 2010, respectively.

Net Income

The Company’s net income of $11,758,107, for the nine months ended September 30, 2011 represented an increase of $2,718,859, or 30.08%, as compared to $9,039,248, for the nine months ended September 30, 2010. This increase was due to the increase in the sales price as compared to the same period last year.

Our operating results are presented for the three months ended September 30, 2011, as compared to the same period ended September 30, 2010.

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our statements of income for the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30,						Comparisons
	2011	Percentage of Revenue		2010	Percentage of Revenue		Change in Amount	Change in Percentage
REVENUES:
Phthalic anhydride production line	$6,565,670	21.56%		$9,644,787	50.59%		$(3,079,117)	(31.93	) %
Maleic anhydride production line	23,147,074	76.00%		8,038,603	42.16%		15,108,471	187.95%
Sales of Stream to a related party	744,215	2.44%		1,382,511	7.25%		(638,296)	(46.17	) %
TOTAL REVENUES:	30,456,959	100.00%		19,065,901	100.00%		11,391,058	59.75%
COST OF GOODS SOLD	23,722,927	77.89%		14,938,547	78.35%		8,784,380	58.80%
GROSS PROFIT	6,734,032	22.11%		4,127,354	21.65%		2,606,678	63.16%
General and administrative expenses	614,698	2.02%		348,420	1.83%		266,278	76.42%
Selling and distribution expenses	3,274	0.01%		2,980	0.02%		294	9.87%
INCOME FROM OPERATIONS	6,116,060	20.08%		3,775,954	19.80%		2,340,106	61.97%
OTHER INCOME (EXPENSES)
Lease income from a related party, net	-	-%		713,564	3.74%		(713,564)	(100.00	) %
Lease income, net	825,643	2.71%		-	-%		825,643	-%
Interest expense, net	(758,258)	(2.49	) %	(689,710)	(3.62	) %	(68,548)	9.94%
Other income, net	113,785	0.37%		6,236	0.03%		107,549	1,724.65%
INCOME BEFORE INCOME TAXES	6,297,230	20.68%		3,806,044	19.96%		2,491,186	65.45%
INCOME TAX EXPENSE	(928,010)	(3.05	) %	(403,445)	(2.12	) %	(524,565)	130.02%
NET INCOME	$5,369,220	17.63%		$3,402,599	17.85%		$1,966,621	57.80%

Revenues

The Company’s revenues for the three months ended September 30, 2011 was $30,456,959, which represented an increase of 59.75% from $19,065,901 for the same period in the prior year. The increase was due to the increase in the sales price of MAH and PA as compared to the same period last year.

PA is the principal product of the PA production line and represents approximately 60% of that production line. The sales of PA decreased by 44% to $3,941,983 for the three months ended September 30, 2011 from $7,050,293 for the three months ended September 30, 2010. The decrease in volume of 56% was due to the decrease in demand for the three months ended September 30, 2011 from 2010.  The increase in the sales price of 12% was due to the increase in the average sales price per metric ton for the three months ended September 30, 2011 from 2010.  The decrease in volume, without regard to the increase in sales price, implies a decrease in sales revenue of PA of $3,931,128 for the three months ended September 30, 2011 over the same period in 2010, which was partially offset in the increase in sales price of PA, which increase represented $822,818 of our PA revenue for the three months ended September 30, 2011 over the same period in 2010.

The production volume of PA decreased by 56% to 3,054 metric tons for the three months ended September 30, 2011 from 6,903 metric tons for the three months ended September 30, 2010. This was due to the expansion of our production of MAH after the MAH project III was put in use at the end of 2010. MAH has a higher price and margin than PA in the market.

MAH is the principal product of the MAH production line and represents approximately 44% of that production line. The sale of MAH increased by 53% to $10,121,794 for the three months ended September 30, 2011 from $6,631,211 for the three months ended September 30, 2010. The increase in the sales volume of 24% was due to the increase in production capacity and market demand. The increase in the sales price of 29% was due to the increase in the average sales price per metric ton for the three months ended September 30, 2011 from 2010. The increase in volume, without regard to the increase in sales price, implies an increase in sales revenue of MAH of $1,560,941 for the three months ended September 30, 2011 over the same period in 2010.  Additionally, the increase in sales price of MAH represented $1,929,642 of our MAH revenue for the three months ended September 30, 2011 over the same period in 2010.

The production volume of MAH increased by 24% to 7,167 metric tons for the three months ended September 30, 2011 from 5,801 metric tons for the three months ended September 30, 2010. This was due to the increase in our production capacity beginning in January 2011.

The average sales price per metric ton is calculated by taking total sales divided by the sales volume for PA and MAH for the three months ended September 30, 2011 and 2010.

Sales of Steam to a Related Party

Sales of steam to a related party for the three months ended September 30, 2011 was $744,215, which is 2.44% of total revenues and represents a 41% decrease as compared to $1,382,511, which was 7.25% of total revenues for the three months ended September 30, 2010. Before April 2011, the Company sold all steam to the related party. Since April 2011, the Company sold 41% of its steam to a third party, which was recorded in the revenues from the PA and MAH production lines in the income statements for the three months ended September 30, 2011. Therefore, the sales of steam to a related party decreased as compared to the same period last year.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2011 was $23,722,927, which is 77.89% of total revenues and represents a 58.08% increase as compared to $14,938,547, which was 78.35% of total revenues for the three months ended September 30, 2010. The increase was due to an increase in the price of raw materials as compared to the same period last year.

There was a 56% decrease in the volume of the raw material, o-xylene, used for the production of PA due to the decrease in production for the three months ended September 30, 2011 from 2010.  A 49% decrease in the cost of o-xylene was due to the increase of 7% in the average price per metric ton for the three months ended September 30, 2011 from 2010.

There was a 24% increase in the volume of the raw material, coking benzene, used for the production of MAH due to the increase in production of MAH for the three months ended September 30, 2011 from 2010.  The increase in cost of coking benzene of 44% was due to the increase of 20% in the average price per metric ton for the three months ended September 30, 2011 as compared to the same period in 2010.

Cost of goods sold as a percentage of revenues may fluctuate in the future. The main cost is the cost of raw materials o-xylene and coking benzene which make up approximately 90% of the cost of goods sold.  This fluctuation may primarily be due to changes in the prices of raw materials, which can have a significant impact on the cost of goods sold.

Gross Profit

The Company’s gross profit increased by $2,606,678, or 63.16%, to $6,734,032 for the three months ended September 30, 2011 as compared to $4,127,354 for the three months ended September 30, 2010. The increase was due to an increase in the sales volume as compared to the same period last year.

Operating Income

The Company’s operating income for the three months ended September 30, 2011 increased 61.97% to $6,116,060 from $3,775,954 for the three months ended September 30, 2010. The increase was due to an increase in the sales volume as compared to the same period last year.

Operating Expenses

General and administrative expenses

The Company incurred general and administrative expenses of $614,698 for the three months ended September 30, 2011, representing an increase of $266,278, or 76.42%, as compared to $348,420 for the three months ended September 30, 2010. The increase was primarily due to 1) urban maintenance and construction tax, additional education fees and local additional education fees of $0.1 million based on value-added tax, which was imposed by the State Administration of Taxation from the beginning of 2011; 2) an increase in costs associated with property insurance of $0.1 million and 3) an increase of $0.1 million in costs related to employee vacation compared to the same period last year.

Selling and distribution expenses

The Company incurred selling and distribution expenses of $3,274 for the three months ended September 30, 2011, representing an increase of $294, or 9.87%, as compared to $2,980 for the three months ended September 30, 2010.

Lease Income from a Related Party, Net

The Company had lease income from a related party, net, of $0 for the three months ended September 30, 2011, as compared to $713,564 for the three months ended September 30, 2010. This decrease was because the Company stopped leasing the equipment to a related party.

Lease Income, Net

The Company had lease income, net of $825,643 for the three months ended September 30, 2011, compared to $0 for the three months ended September 30, 2010.  Since January 1, 2011, the Company has leased equipment to a third party at a higher price than what Company previously charged to lease the equipment to a related party in 2010.

Interest Expense, Net

Interest expense, net, for the three months ended September 30, 2011 was $758,258, which represents a 9.94% increase from $689,710 for the same period last year. The increase was mainly due to the increase of short-term bank loans during this period.

Other Income, Net

Other income, net, for the three months ended September 30, 2011was $113,785, as compared to income of $6,236 for the three months ended September 30, 2010. The increase was due to foreign exchange gain of $0.1 million on a time deposit of Euro 1 million in this period.

Income Tax Expense

The Company incurred income tax expense of $928,010 for the three months ended September 30, 2011, which represented an increase of $524,565, or 130.02%, as compared to income tax expense of $403,445 for the three months ended September 30, 2010. This was attributed to the increase in income before income tax. Our effective tax rate was 15% and 12.5% for the three months ended September 30, 2011 and 2010, respectively.

The corporate income tax rate applicable to ZBJZ is 25%. However, in accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years. For ZBJZ the first profitable year for income tax purposes as a foreign investment company was 2006. Therefore, ZBJZ had a favourable income tax rate of 12.5% for the year ended December 31, 2010. ZBJZ was awarded the High-Tech Enterprise Award which entitles ZBJZ a favourable tax rate of 15% for the years from 2011 to 2013. The tax rate for ZBJZ is 15% and 12.5% for the three months ended September 30, 2011 and 2010, respectively.

Net Income

The Company’s net income of $5,369,220, for the three months ended September 30, 2011 represented an increase of $1,966,621, or 57.80%, as compared to $3,402,599, for the three months ended September 30, 2010. This increase was due to the increase in the sales volume as compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

Liquidity

The Company has a working capital deficit of $54,788,810 as of September 30, 2011. This was in part due to the Company’s use of cash for construction in progress. At September 30, 2011 the Company had approximately $105 million of short-term bank loans, notes payable and current portion of long-term bank loans, net of the restricted cash of $77 million.  The remaining restricted cash is used to collateralize letters of credit.

The Company currently generates its cash flow through operating income, and the Company had net income of $11,758,107 for the nine months ended September 30, 2011. As of the date of this report, the Company has not experienced any liquidity problems in settling payables in the normal course of business or repaying bank loans or notes payable when they become due.

To improve liquidity, the Company may explore new expansion opportunities and funding sources from which the management may consider seeking external funding and financing. As of September 30, 2011, the Company has unused credit lines of approximately $31 million in total with two banks for short-term borrowings.

In May 2011, the Company obtained a written commitment from the CEO of the Company to provide working capital to the Company, if needed, in the form of notes payable or personal loans. There can be no assurance that the CEO will actually execute the commitment or has the ability to execute such commitment, if and when needed.

In the third quarter of 2011, the CEO of the Company provided a personal loan of $10 million for operating activities of the Company. The amount is interest-free, unsecured and due June 30, 2012.

In May 2011, the Company signed supplemental agreements with certain contractors to extend approximately $15 million in purchase commitment payments over the next three years.

The Company entered into the loan agreements with its primary lenders, including, but not limited to the Agricultural Bank of China, Bank Austria Beijing and Bank of Rizhao.  As of September 30, 2011, we had an aggregate principal amount of $70 million outstanding under both the long-term and short-term loan agreements, with maturities from October 2011 to July 2013 and interest rates from 3.02% to 10.30% per annum.  The loan agreements contain customary affirmative and negative covenants and are mainly guaranteed by third parties and individual persons or secured by a lien on our restricted cash, raw material inventories, and land use rights.  Historically, all debts due have been paid back by the Company in a timely manner.  All short-term bank loans are revolving loans whose terms (at due date of payment) are extended by the lender.  As of September 30, 2011, we were in compliance with the terms of our loan agreements.  As such, management expects all unpaid short-term bank loan balances can be extended at the due dates, but will also seek to negotiate with other banks on favorable terms.  Depending on the capital needs, the Company evaluates whether to apply for additional long-term bank loans when they are paid back. The Company currently has sufficient lines of credits in the amount of $31 million with the banks for short-term borrowings.

As of September 30, 2011, we had an aggregate principal amount of $124 million outstanding under the notes payable agreements, with maturities from October 2011 to August 2012 and are charged 0.05% of the principal for a total of $85,059 and interest expense of $0 for the nine months ended September 30, 2011, respectively for these commitments.

These bank notes are secured by the Company’s restricted cash of $76 million. The remaining restricted cash is used to collateralize letters of credit. Restricted cash represents time deposits reserved for settlement of the bank acceptance notes payable. The cash is held in the custody of the bank issuing the notes payable and is restricted as to withdrawal or use, and is currently earning interest. The restricted cash increased approximately $36 million in line with the increase of the notes payable during the nine months ended September 30, 2011.

The bank acceptance notes payable agreements contain customary affirmative and negative covenants and are mainly guaranteed by the Company’s restricted cash and third parties.  Historically, all notes payable debts due have been paid back by the Company in a timely manner.  As of September 30, 2011, we were in material compliance with the terms of our notes payable agreements.  As such, management expects all unpaid notes payable balances can be extended at the due date, but will also seek to negotiate with other third parties on favorable terms.

The Company is not subject to any significant financial covenants and believes that the Company will meet all debt covenants currently in place.

Capital Resources

As of September 30, 2011, our total assets were $333,632,977 and our total liabilities were $238,230,704 Our debt to asset ratio, calculated as total liabilities (including short-term debts and payables) over total assets, was 0.7141. Our operating revenues was $78,600,574 reflecting a total asset turnover of 0.2356.

The Company currently generates its cash flow through operations and the Company believes that its cash flow generated from operations will be sufficient to sustain operations for the next twelve months.

Capital Expenditures

In 2011, 2010 and 2009, the Company entered certain agreements for purchases of certain licensed technology, steel frames and equipment to be used in its butanediol project with a contract amount of $109,173,226.  As of September 30, 2011, the Company had made payments of $52,865,076, for its butanediol project. The Company is required to pay the remaining purchase price of $49,137,685 and $7,170,465 in the first twelve months and in the second to third year, respectively. The amount paid is recorded in construction in progress. The Company used its working capital and borrowed money from a local bank to fund this project. The Company estimates completion of the butanediol project in 2012.

As of September 30, 2011, the Company entered into an agreement and made payments of $21,121,721 toward the purchase of a land use right and fixed assets from Zibo Eagle Textile Co., Ltd. (“Eagle”), a related party. The Company is required to pay the remaining purchase price of approximately $2,860,101 at the end of 2011.

Dividends

Our assets are predominantly located inside the PRC. Under the laws governing VIEs in the PRC, dividend distributions and liquidation are allowed but subject to special procedures under the relevant laws and rules.  Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation.  Any liquidation is subject to both the relevant government agency’s approval and supervision as well the foreign exchange control.  Certain payments from our PRC subsidiary to us may be subject to PRC taxes, such as withholding income tax. In addition, regulations in the PRC currently permit payment of dividends of a PRC company only out of accumulated distributable after-tax profits as determined in accordance with its articles of association and the accounting standards and regulations of China. Our PRC subsidiary is required to set aside at least 10% of its after-tax profit based on PRC accounting standards every year to a statutory surplus reserve fund until the aggregate amount of such reserve fund reaches 50% of the registered capital of each subsidiary. We do not have any present plan to pay any cash dividends on our ordinary shares in the foreseeable future. This generates additional risk for our investors in case of a dividend payment or liquidation.

Cash Flows

	September 30, 2011	September 30, 2010
Net cash provided by (used in)
Operating Activities	$10,379,261	$(2,249,877)
Investment Activities	$(21,761,028)	$(11,778,524)
Financing Activities	$7,749,815	$15,566,209
Net (decrease) increase in cash and cash equivalents	$(3,631,952)	$1,537,808

Effect of exchange rate changes on cash	$3,623,238	$1,304,496

Cash and cash equivalents at the beginning of the nine month period	$3,260,299	$828,921

Net cash and cash equivalents at the end of the nine months period	$3,251,585	$3,671,225

Operating Activities

Net cash provided by operating activities was approximately $10 million for the nine months ended September 30, 2011, compared to approximately $2.2 million of cash used by operating activities for the nine months ended September 30, 2010. The net cash provided by operating activities for the nine months ended September 30, 2011 was primarily attributable to our net income of $12 million adjusted by a non-cash depreciation and amortization of $6 million and an amortization of financial obligations, sale-leaseback of $1 million, offset by increases in accounts receivable of $7 million, inventories of $6 million, lease income receivable of $4 million and accounts payable of $9 million, as discussed below.

1)  An increase of $7 million in accounts receivable:

The increase was due to 1) the Company offering a longer credit period to its best customers, as a temporary action, to help them to improve their liquidity after the PRC adopted a tighter monetary policy for this year that made it more difficult for our customers to obtain additional bank loans; and 2) the increase in sales in 2011.

2)  An increase of $6 million in inventories:

The increase of the inventories balance was mainly due to the increase in finished goods of $7 million. The increase in finished goods was mainly due to the new MAH project that we completed at the end of 2010.

3)  An increase of $4 million in lease income receivable:

The increase was attributable largely to an increase in the amount charged for the lease of equipment for the nine months ended September 30, 2011.

4) An increase of $9 million in accounts payable

The increase was mainly due to the Company’s purchase of additional raw materials to meet the demand of production.

Investing Activities

Net cash used in investing activities was approximately $22 million for the nine months ended September 30, 2011, compared to $11.8 million net cash used in investing activities for the nine months ended September 30, 2010.  The net cash used in investing activities for the nine months ended September 30, 2011was primarily attributable to purchases of construction in progress of $30 million and offset by proceeds from related parties of $5.5 million and repayment of notes receivable of $3 million.

Net cash used in investing activities was approximately $11.8 million for the nine months ended September 30, 2010, which was primarily attributable to purchases of construction in progress of $13.8 million and offset by due from a relate party of $2.3 million.

Financing Activities

Net cash provided by financing activities was approximately $8 million for the nine months ended September 30, 2011, which is a decrease from $16 million of net cash provided by financing activities for the nine months ended September 30, 2010, and which was primarily from proceeds of short-term bank loans of $54 million, proceeds of notes payable of $198 million loaned from a related party of $10 million, offset by an increase in restricted cash of $36 million, repayments of short-term bank loans of $56 million, repayments of notes payable of $153 million, repayments of long-term bank loans of $3 million, and repayment of financial obligations, sale-leaseback of $6.5 million.

Net cash provided by financing activities was approximately $16 million for the nine months ended September 30, 2010, which was primarily attributable from proceeds from notes payable of $194 million, proceeds of short-term bank loans of $56 million, net proceeds from financial obligations, sale-leaseback of $1.5 million, offset by a restricted cash of $36 million, due from an employee $4.5 million, repayments of short-term bank loans of $41 million, and repayments of notes payable of $153 million.

Off Balance-Sheet Financing Arrangements

The Company does not have any off-balance sheet financing arrangements.

Material Commitments/Tabular Disclosure of Contractual Obligations

	Payments Due by Period
		Less Than 1	1-3	3-5	More than 5
	Total	Year	Years	Years	Years

Bank Indebtedness
Short-term bank loans	$47,365,534	$47,365,534	$-	$-	$-
Interest payment of short-term bank loans	$1,481,438	$1,481,438	$-	$-	$-
Notes payable	$123,756,649	$123,756,649	$-	$-	$-
Long-term bank loans	$23,010,097	$10,957,189	$12,052,908	$-	$-
Interest payment of long-term bank loans	$1,831,615	$1,436,150	$395,564	$-	$-

Operating Obligations
Land lease obligations	$1,356,597	$44,846	$89,692	$89,692	$1,132,367

Purchase Obligations
Purchase obligations of equipment	$56,308,150	$49,137,685	$7,170,465	$-	$-
Purchase obligations of land use rights and fixed assets	$2,860,101	$2,860,101	$-	$-	$-

Capital Lease Obligations
Financial obligations, sale-leaseback, net	$11,664,202	$5,986,529	$5,677,673	$-	$-

Interest Rates Risk

The Company is exposed to market risk from floating interest rates, which could impact its results of operations and financial condition. The Company minimizes market risk via its operating and financing activities. As of September 30, 2011, the Company’s debt consisted of $70 million in short-term and long-term loans at various margins above the benchmark interest rate. For the nine months ended September 30, 2011, actual interest rates on the outstanding debt ranged from 3.02% to 10.30%. The weighted average interest rate was 7.14%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A.

Item 4. Controls and Procedures.

Evaluaion of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

During the most recent quarter ended September 30, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company previously engaged Pamco Management, Ltd. (“Pamco”) as its financial advisor, in connection with the Company’s share exchange and related transactions in September, 2010. The Company delivered cash and shares of its common stock to Pamco as consideration for certain specified services, although the Company believes it did not receive some of the services. After the Company’s unsuccessful attempts to resolve this issue with Pamco and Po Sun Liu, Pamco’s Chairman, the Company initiated litigation against Pamco in the Shandong Province, PRC on September 22, 2011. Through the Pamco litigation, the Company seeks the return of $1.8 million in cash paid to Pamco, and either (i) the return to the Company for cancellation of 6 million shares of its common stock received by Pamco or (ii) payment in the amount of $9 million for such shares. The litigation is in its beginning stages and therefore the Company is unable to predict the outcome of the case.

The Company has not recorded a contingent gain as a result of this litigation.

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

** Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these unaudited condensed consolidated financial statements tagged as blocks of text.

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

China Chemical Corp.

November 14, 2011	By:	/s/ Lu Feng
Lu Feng
Chief Executive Officer
(Principle Executive Officer)

November 14, 2011	By:	/s/ Bin Li
Bin Li
Chief Financial Officer
(Principle Financial Officer)

Exhibit Index

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

** Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (“eXtensible Business Reporting Language”): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these unaudited condensed consolidated financial statements tagged as blocks of text.

The XBRL related information in Exhibits 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.